Form 10-Q
period 1995-03-31
NOONEY INCOME FUND LTD LP
filed 1995-05-15
CIK 725266

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                             -----------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                         Commission file number 0-13241

                          NOONEY INCOME FUND LTD., L.P.
- - -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Missouri                                     43-1302570
- - -------------------------------------------  ----------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                  63105
- - -------------------------------------------  ----------------------------------
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (314) 863-7700


- - -------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X      No    .
                                                 ---        ---
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes ___     No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date _______________.
                               Page 1 of 11 pages

PART I

Item 1 - Financial Statements:

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                  BALANCE SHEET
                                  -------------
                                                       March 31,   December 31,
                                                          1995         1994
                                                      -----------  ------------
                                                      (Unaudited)

ASSETS:

   Cash and cash equivalents                           $  839,993    $  744,883
   Accounts receivable                                    118,766       108,981
   Prepaid expenses and deposits                           10,935           -0-
   Investment property, at cost:
      Land and improvements                             1,946,169     1,946,169
      Buildings                                         7,956,624     7,958,613
                                                       ----------    ----------
                                                        9,902,793     9,904,782
      Less accumulated depreciation                     3,860,412     3,772,564
                                                       ----------    ----------
                                                        6,042,381     6,132,218
      Deferred expenses - At amortized cost               112,611       121,640
                                                       ----------    ----------

                                                       $7,124,686    $7,107,722
                                                       ==========    ==========

LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
   Accounts payable and accrued expenses               $  246,803    $  230,990
   Mortgage notes payable                               1,368,400     1,387,200
   Refundable tenant deposits                             101,119        98,962
                                                       ----------    ----------
                                                        1,716,322     1,717,152

Partners' Equity                                        5,408,364     5,390,570
                                                       ----------    ----------

                                                       $7,124,686    $7,107,722
                                                       ==========    ==========


                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                  ---------------------------------------------

                                   (UNAUDITED)
                                   -----------

                                  BALANCE SHEET
                                  -------------
                                                           Three Months Ended
                                                        -----------------------
                                                         March 31,   March 31,
                                                           1995        1994
                                                                    As Restated
                                                                     See Note E
                                                        ----------  -----------

REVENUES:
   Rental and other income                              $  392,573  $  340,573
   Interest                                                  6,187       4,072
                                                        ----------  -----------
                                                           398,760     344,446

EXPENSES:
   Interest                                                 33,867      24,791
   Depreciation and amortization                           112,675     101,014
   Real estate taxes                                        52,422      51,914
   Property management fees paid to
      Nooney Krombach Company                               24,158      20,439
   Reimbursement to Nooney Krombach Company for
      partnership management services and
      indirect expenses                                      6,250       6,250
   Other operating expenses                                151,594     158,222
                                                        ----------  -----------
                                                           380,966     362,630
                                                        ----------  -----------

NET INCOME (LOSS)                                       $   17,794  $  (18,184)
                                                        ==========  ===========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP               $     1.16  $    (1.19)
                                                        ==========  ===========

PARTNERS' EQUITY:
   Beginning of Period                                  $5,390,570  $5,594,797
   Net Income (Loss)                                        17,794     (18,184)
                                                        ----------  -----------
   End of Period                                        $5,408,364  $5,576,613
                                                        ==========  ===========

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------
                             (A LIMITED PARTNERSHIP)
                             -----------------------

                             STATEMENTS OF CASH FLOW
                            ------------------------

                                   (UNAUDITED)
                                   -----------
                                                           Three Months Ended
                                                        -----------------------
                                                         March 31,    March 31,
                                                           1995         1995
                                                                    As Restated
                                                                     See Note E
                                                        ----------  -----------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Net Income (Loss)                                     $ 17,794     $(18,184)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                       112,675      101,014

      Changes in assets and liabilities:
      Increase in accounts receivable                      (9,785)     (13,387)
      Increase in prepaid expenses                        (10,935)         -0-
      Increase in deferred assets                          (3,699)     (26,518)
      Increase in accounts payable and
         accrued expenses                                  15,813       36,212
      Increase in refundable tenant deposits                2,157        9,344
                                                         ---------    ---------

      Total Adjustments                                   106,226      106,668
                                                         ---------    ---------

      Net cash provided by operating activities           124,020       88,484
                                                         ---------    ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Additions to investment property                       (10,110)     (74,063)
                                                         ---------    ---------
   Net cash used in investing activities                  (10,110)     (74,063)

CASH FLOWS USED IN FINANCING ACTIVITIES:
   Payments on notes payable                              (18,800)     (14,100)
                                                         ---------    ---------
   Net cash used in financing activities                  (18,800)     (14,100)
                                                         ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                  95,110          321

CASH, beginning of period                                 744,883      831,523
                                                         ---------    ---------
CASH, end of period                                      $839,993     $831,844
                                                         =========    =========

                          NOONEY INCOME FUND LTD., L.P.
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994

NOTE A:

Refer to the Registrant's financial statements for the fiscal year ended December 31, 1994 which are contained in the Registrant's Annual report on Form 10-K, for a description of the accounting policies which have been continued without change except as noted below. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition.
The details in those notes have not changed except as a result of normal transactions in the interim or as noted below.

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund., L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibilities of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 1995 and for all periods presented have been made.

NOTE C:

The Registrant's properties are managed by Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company. Certain general partners of the Registrant are officers and directors of Nooney Company. Nooney Income Investments, Inc., a general partner, is a 75% owned subsidiary of Nooney Company.

NOTE D:

The earnings per limited partnership unit for the three months ended March 31, 1995 and 1994 was computed on 15,180 units, the number of units outstanding during the periods.

NOTE E:

Subsequent to the filing of the 1994 10-Q's, the Registrant's management determined that certain adjustments were not properly reflected in the quarterly financial statements. The adjustments were as follows:

(i) Depreciation expense had previously been overstated as a result of a computational error. The adjustment results in a reduction of depreciation expense and an increase in net income of $25,658 for the quarter ended March 31, 1994. The aforementioned adjustment was properly reflected in the December 31, 1994 financial statements.

(ii) Certain net income per limited partnership unit amounts have also been restated to reflect an error made in the previous per unit calculations.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
- - -------------------------------

     The Registrant's cash and cash equivalents at March 31, 1995 were higher than the previous year-end primarily due to higher cash flow from operations.

     Currently, first mortgage debt of $1,368,400, collateralized by Oak Grove Commons, matures in July 1995. The interest rate is at 1% over the prime rate plus principal payments of $4,700 per month. The Registrant has entered into negotiations with the mortgage holder and anticipates, based on past experience, the mortgage debt will be renewed. As long as the mortgage debt is current, the Registrant is unaware of any reason the mortgage holder would not continue to renew the debt.

     During 1995, the properties are expected to generate cash flow after capital expenditures. Leasing capital expenditures along with other capital expenditures will be incurred at both properties. The Registrant expects the properties to provide adequate cash flow from operations combined with existing available cash to fund capital expenditures anticipated during 1995. (See Expected Cost of Capital).

     The future liquidity of the Registrant is dependent on its ability to fund future capital expenditures from operations and cash reserves, maintain occupancy and negotiate the renewal of mortgage debt when it matures in July 1995. Until such time as market conditions improve and profitable sale of the properties is feasible, the Registrant will continue to manage the properties.

Results of Operations
- - ---------------------

     For the quarters ended March 31, 1995, 1994 and 1993 the Registrant's properties cash flows (excluding any partnership expenses) were as follows:

                                               Leawood           Oak Grove
                                         Fountain Plaza<F1>       Commons
                                         ------------------  ------------------

1995
- - ----

Net Operating Cash Income<F2>                 $106,000           $ 67,000
Capital Expenditures                           (10,000)            (5,000)
Tenant Alterations                                 -0-             (5,000)
Lease Commissions                               (4,000)                -0-
                                              ---------          ---------

Net Property Cash Flow                        $ 92,000           $ 57,000
                                              =========          =========

1994
- - ----

Net Operating Cash Income<F2>                 $106,000           $  4,000
Capital Expenditures                            (7,000)           (42,000)
Tenant Alterations                              (2,000)           (23,000)
Lease Commissions                              (17,000)            (9,000)
                                              ---------          ---------

Net Property Cash Flow                        $ 80,000           $(70,000)
                                              =========          =========

1993
- - ----

Net Operating Cash Income<F2>                  $ 89,000           $ 37,000
Capital Expenditures                              (-0-)           (15,000)
Tenant Alterations                             (12,000)           (34,000)
Lease Commissions                              (15,000)           (17,000)
                                              ---------          ---------

Net Property Cash Flow                        $ 62,000           $(29,000)
                                              =========          =========

- - ---------------

<F1>     The Registrant owns 76% of Leawood Fountain Plaza as reflected.
<F2>     Net Operating Cash Income represents Rental Revenue less Operating
         Expenses, excluding depreciation and amortization, less Debt Service.


Expected Remaining 1995 Capital Expenditures
- - --------------------------------------------

                                                   Leasing    Other
                                                   Capital   Capital    Total
                                                   --------  --------  --------

Oak Grove Commons                                  $ 95,000  $216,000  $311,000
Leawood Fountain Plaza                              227,000    24,000   251,000
                                                   --------  --------  --------
                                                   $322,000  $240,000  $562,000
                                                   ========  ========  ========


    During the remainder of 1995, approximately $562,000 of capital expenditures are expected by the Registrant. Both properties will incur capital expenditures related to leasing. In addition, Oak Grove Commons is scheduled for partial roof replacement along with other capital expenditures. Leawood Fountain Plaza is currently undergoing minor roof repairs and is scheduled for sidewalk repairs. Presently, there are no contracts in place for any other capital expenditures. The timing and cost of these capital expenditures will vary.

    The occupancy levels at the Registrant's properties are listed below:


PROPERTY                                          Occupancy Levels at March 31,
- - --------                                          -----------------------------
                                                    1995      1994      1993
                                                  --------  --------  --------

Oak Grove Commons                                    91%       64%       77%
  (100% ownership)
Leawood Fountain Pl.                                 92%       92%       90%
  (76% ownership)


    During the first quarter of 1995, at Oak Grove Commons, the Registrant leased 6,275 square feet and renewed 8,517 square feet of space. This activity resulted in a 1% increase in occupancy with rental rates remaining relatively flat. Oak Grove Commons has no single tenant who leases more than 10% of the property.

    At Leawood Fountain Plaza, the Registrant leased and renewed 6,736 square feet of space which increased occupancy by 2% during the first quarter of 1995. Rental rates increased slightly with respect to this leasing activity. The property has one major tenant who leases more than 10% of the leasable area. This lease expires in 1999.

1995 Comparisons
- - ----------------

    The Registrant generated gross revenues of $398,760 during the first quarter of 1995 compared to $344,446 in the same quarter of 1994. This 16% increase in revenue is primarily due to an increase in occupancy at Oak Grove Commons.

    Total operating expenses, excluding depreciation and amortization, for the first quarter of 1995, decreased by 1% when compared to the same quarter of 1994. This decrease is primarily due to less snow removal at Oak Grove Commons, partially offset by higher utility expense at Leawood Fountain Plaza.

    Interest expense during the first quarter of 1995 increased by $9,000 when compared to the prior year due to higher interest rates on floating rate debt. This increase is partially offset by a decline in interest expense due to installment payments on first mortgage debt.


1994 Comparisons
- - ----------------

    The Registrant generated gross revenues of $344,446 during the first quarter of 1994 compared to $389,384 in 1993. The 12% decrease in revenue is primarily due to a decrease in occupancy at Oak Grove Commons.

    Total operating expenses, excluding depreciation and amortization, decreased 6% in 1994 over 1993. This decrease is due to lower electric, snow removal and real estate tax expenses at Leawood and lower fire and crime prevention and managerial expenses at Oak Grove. This is partially offset by an increase in professional services for audit and tax purposes due to timing of payments.

    Debt service remained constant.


1993 Comparisons
- - ----------------

    The Registrant generated gross revenues of $389,384 during the first quarter of 1993 compared to $433,006 in 1992. The 10% decrease in revenue is due to the departure of a major tenant and several minor tenants at Oak Grove Commons.

    Total operating expenses, excluding depreciation and amortization, increased 18% in 1993 over 1992. This increase is due to higher snow removal expenses at both Oak Grove and Leawood, higher electric expense at Leawood and higher fire and crime prevention and vacancy expenses at Oak Grove.

    Debt service expense during the first quarter of 1993 increased 43% over 1992 due to the commencement of principal payments on Oak Grove mortgage debt in 1993. This is offset by lower floating interest rate on first mortgage debt.

Inflation
- - ---------

    The effects of inflation did not have a material impact upon the Registrant's operations in fiscal 1994, and are not expected to materially affect the Registrant's operations in 1995.


Interest Rates
- - --------------

    Declining interest rates on floating rate debt have positively affected the operations of the Registrant during 1993. Increases in the prime interest rate did adversely affect the operations of the Registrant in 1994 and 1995 and will in the future.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             Exhibit 27, Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)

         (b) Reports on Form 8-K

             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NOONEY INCOME FUND LTD., L.P.

Dated: 05/15/95                           /S/ GREGORY J. NOONEY, JR.
                                          -------------------------------------
                                          Gregory J. Nooney, Jr.
                                          General Partner