Form 10-Q
period 1995-06-30
NOONEY INCOME FUND LTD LP
filed 1995-08-14
CIK 725266

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                         ------------------------------
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

                         Commission file number 0-13241

                          NOONEY INCOME FUND LTD., L.P.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Missouri                                  43-1302570
-------------------------------------------  ----------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                 63105
-------------------------------------------  ----------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (314) 863-7700


-------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date --------------------.

                               Page 1 of 14 pages

PART I

Item 1 - Financial Statements:

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------
                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                  BALANCE SHEET
                                  -------------
                                                       June 30,    December 31,
                                                         1995          1994
                                                      (Unaudited)
                                                     ------------  ------------

ASSETS:
     Cash and cash equivalents                        $   688,518   $   744,883
     Accounts receivable                                  125,414       108,981
     Prepaid expenses and deposits                         10,589           -0-
     Investment property, at cost:
          Land and improvements                         1,946,169     1,946,169
          Buildings                                     8,237,811     7,958,613
                                                     ------------  ------------
                                                       10,183,980     9,904,782
          Less accumulated depreciation                 3,936,805     3,772,564
                                                     ------------  ------------
                                                        6,247,175     6,132,218
          Deferred expenses - At amortized cost           110,309       121,640
                                                     ------------  ------------

                                                      $ 7,182,005   $ 7,107,722
                                                     ============  ============

LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
     Accounts payable and accrued expenses            $   409,656   $   230,990
     Mortgage notes payable                             1,354,300     1,387,200
     Refundable tenant deposits                           105,034        98,962
                                                     ------------  ------------
                                                        1,868,990     1,717,152

Partners' Equity                                        5,313,015     5,390,570
                                                     ------------  ------------

                                                      $ 7,182,005   $ 7,107,722
                                                     ============  ============


                                        NOONEY INCOME FUND LTD., L.P.
                                        -----------------------------
                                           (A LIMITED PARTNERSHIP)
                                           -----------------------

                                STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                ---------------------------------------------
                                                 (UNAUDITED)
                                                 -----------
                                                           Three Months Ended          Six Months Ended
                                                      --------------------------   -------------------------
                                                        June 30,      June 30,      June 30,      June 30,
                                                          1995          1994          1995          1994
                                                                     As Restated                 As Restated
                                                                     See Note E                  See Note E
                                                      ------------  ------------  ------------  ------------

REVENUES:
     Rental and other income                          $   388,980   $   350,370   $   789,643   $   690,742
     Interest                                               5,478         5,056        11,665         9,130
                                                      ------------  ------------  ------------  ------------
                                                          394,458       355,426       801,308       699,872

EXPENSES:
     Interest                                              34,499        28,441        68,365        53,232
     Depreciation and amortization                        127,160       105,774       239,835       206,788
     Real estate taxes                                     39,373        50,242        91,795       102,156
     Property management fees paid to
       Nooney Krombach Company                             23,679        20,806        47,837        41,245
     Reimbursement to Nooney Krombach Company for
       partnership management services and
       indirect expenses                                    6,250         6,250        12,500        12,500
     Other operating expenses                             153,421       140,674       313,106       298,896
                                                      ------------  ------------  ------------  ------------
                                                          384,382       352,187       773,438       714,817
                                                      ------------  ------------  ------------  ------------

NET INCOME (LOSS)                                     $    10,076   $     3,239   $    27,870   $   (14,945)
                                                      ============  ============  ============  ============

NET INCOME (LOSS) PER LIMITED PARTNERSHIP             $     (0.02)  $     (0.33)  $       0.54  $     (1.92)
                                                      ============  ============  ============  ============

PARTNERS' EQUITY:
     Beginning of Period                              $ 5,408,364   $ 5,576,613   $ 5,390,570   $ 5,594,797
     Net Income (Loss)                                     10,076         3,239        27,870       (14,945)
     Cash distributions to partners                      (105,425)          -0-      (105,425)          -0-
                                                      ------------  ------------  ------------  ------------

     End of Period                                    $ 5,313,015   $ 5,579,852   $ 5,313,015   $ 5,579,852
                                                      ============  ============  ============  ============


                                        NOONEY INCOME FUND LTD., L.P.
                                        -----------------------------
                                           (A LIMITED PARTNERSHIP)
                                           -----------------------

                                           STATEMENTS OF CASH FLOW
                                           -----------------------

                                                 (UNAUDITED)
                                                 -----------
                                                          Three Months Ended           Six Months Ended
                                                      --------------------------  --------------------------
                                                        June 30,      June 30,      June 30,      June 30,
                                                          1995          1994          1995          1994
                                                                     As Restated                 As Restated
                                                                     See Note E                  See Note E
                                                      ------------  ------------  ------------  ------------

CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:

     Net Income (Loss)                                  $  10,076     $   3,239     $  27,870     $ (14,945)

     Adjustments to reconcile net income (loss)
       to net cash provided by (used in)
       operating activities:
          Depreciation and amortization                   127,160       105,774       239,835       206,788

     Changes in assets and liabilities:
          (Increase)Decrease in accounts receivable        (6,648)       27,395       (16,433)      (14,008)
          Decrease(Increase) in prepaid expenses              346           -0-       (10,589)          -0-
          Increase in deferred assets                     (12,685)      (12,740)      (16,385)      (39,258)
          Increase (Decrease) in accounts payable and
            accrued expenses                              162,853       (48,651)      178,666       (12,436)
          Increase in refundable tenant deposits            3,915        10,257         6,072        19,601
                                                      ------------  ------------  ------------  ------------

          Total Adjustments                               274,941        82,035       381,166       188,703
                                                      ------------  ------------  ------------  ------------

       Net cash provided by operating activities          285,017        85,274       409,036       173,758

CASH FLOWS USED IN INVESTING ACTIVITIES:

     Adjustments to investment property                  (316,967)      (48,792)     (327,076)     (122,855)
                                                      ------------  ------------  ------------  ------------

     Net cash used in investing activities               (316,967)      (48,792)     (327,076)     (122,855)









CASH FLOWS USED IN FINANCING ACTIVITIES:

     Cash distributions to partners                      (105,425)          -0-      (105,425)          -0-
     Payments on notes payable                            (14,100)      (14,100)      (32,900)      (28,200)
                                                      ------------  ------------  ------------  ------------

     Net cash used in financing activities               (119,525)      (14,100)     (138,325)      (28,200)
                                                      ------------  ------------  ------------  ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS     (151,475)       22,382       (56,365)       22,703

CASH, beginning of period                                 839,993       831,844       744,883       831,523
                                                      ------------  ------------  ------------  ------------

CASH, end of period                                     $ 688,518     $ 854,226     $ 688,518     $ 854,226
                                                      ============  ============  ============  ============


                          NOONEY INCOME FUND LTD., L.P.
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

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


NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund., L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibilities of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 1995 and for all periods presented have been made.


NOTE C:

The Registrant's properties are managed by Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company. Certain general partners of the Registrant are officers and directors of Nooney Company. Nooney Income Investments, Inc., a general partner, is a 75% owned subsidiary of Nooney Company.


NOTE D:

The earnings per limited partnership unit for the three months and six ended June 30, 1995 and 1994 was computed on 15,180 units, the number of units outstanding during the periods.


NOTE E:

Subsequent to the filing of the 1994 10-Q's, the Registrant's management determined that certain adjustments were not properly reflected in the quarterly financial statements. The adjustments were as follows:

(i) Depreciation expense had previously been overstated as a result of a computational error. The adjustment results in a reduction of depreciation expense and an increase in net income of $25,658 for the quarter ended June 30, 1994. The aforementioned adjustment was properly reflected in the December 31, 1994 financial statements.

(ii) Certain net income per limited partnership unit amounts have also been restated to reflect an error made in the previous per unit calculations.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

    Cash on hand as of June 30, 1995 is $688,518, a decrease of $56,365 from year end December 31, 1994. The decrease in cash can be attributed to capital expenditures for tenant leasing and buildout along with the replacement of a portion of the roof at Oak Grove Commons. Furthermore, the decrease in cash does not affect the Registrant's opinion on the properties' ability to provide adequate cash flow from operations to fund anticipated capital expenditures for the remainder of 1995. The anticipated capital expenditures by property are as follows:

                                                    Other    Leasing
                                                   Capital   Capital    Total
                                                   --------  --------  --------

Oak Grove Commons                                  $  8,000  $ 29,000  $ 37,000
Leawood Fountain Plaza (76%)                         20,000   234,000   254,000
                                                   --------  --------  --------
                                                   $ 28,000  $263,000  $291,000
                                                   ========  ========  ========


    During the remainder of 1995, approximately $291,000 of capital expenditures are expected. Oak Grove Commons and Leawood Fountain Plaza leasing capital includes floor plan changes to accommodate tenant's needs, new carpeting and new paint and/or wallcovering. Along with leasing capital, the Registrant estimates an additional $8,000 will be expended at Oak Grove Commons to complete the HVAC system overhaul. Other capital expenditures at Leawood Fountain Plaza include expenditures to conform the property to ADA requirements, repair minor structural problems and improve or repair the property's sidewalks and curbing.

    In June 1995, the Registrant successfully negotiated the renewal of the first mortgage debt secured by Oak Grove Commons for a period of three years, effective July 1, 1995. The interest rate will remain at 1% over the prime rate. Monthly principal payments will increase from $4,700 to $5,400.

Results of Operations
---------------------

    The results of operations for the Registrant's properties for the quarters ended June 30, 1995, 1994 and 1993 are detailed in the schedule below. The results of operations at Leawood Fountain Plaza reflects the Registrant's ownership of 76%. The information contained in the schedule exclude all partnership expenses. Net operating cash income (NOCI) represents rental revenues less operating expenses, excluding depreciation and amortization, less debt service.

                                                                       Lewood
                                                          Oak Grove   Fountain
                                                           Commons   Plaza(76%)
                                                         ----------  ----------

1995
----

Net Operating Cash Income                                $  87,000   $  61,000
Capital Expenditures                                       175,000       3,000
Tenant Alterations                                          90,000      48,000
Lease Commissions                                           13,000         -0-
                                                         ----------  ----------
Net Property Cash Flow                                   $(191,000)  $  10,000
                                                         ==========  ==========

1994
----

Net Operating Cash Income                                $  37,000   $  70,000
Capital Expenditures                                         4,000         -0-
Tenant Alterations                                          45,000         -0-
Lease Commissions                                           19,000      (6,000)
                                                         ----------  ----------
Net Property Cash Flow                                   $ (31,000)  $  76,000
                                                         ==========  ==========

1993
----

Net Operating Cash Income                                $  33,000   $  38,000
Capital Expenditures                                           -0-         -0-
Tenant Alterations                                          17,000       2,000
Lease Commissions                                            3,000         -0-
                                                         ----------  ----------
Net Property Cash Flow                                   $  13,000   $  36,000
                                                         ==========  ==========

    The occupancy levels at the Registrant's properties during the second quarter continued their upward trend. These high levels can be attributable to the Registrant's ability to lease up space as it becomes available. The occupancy levels at the Registrant's properties are listed below:


PROPERTY                                           Occupancy Levels at June 30,
-------------------------------------------------  ----------------------------
                                                     1995      1994      1993
                                                   --------  --------  --------

Oak Grove Commons                                     95%        74%       75%
  (100% ownership)
Leawood Fountain Pl.                                  93%        91%       90%
  (76% ownership)


    Oak Grove Commons increase in occupancy during the second quarter is attributable to the underwriting of three new leases with cumulative square feet of 9,840. Offsetting the increase in occupancy through new leases are two tenants who vacated their suites with a combined square footage of 4,359. The Registrant renewed 2,619 square feet during the second quarter. Oak Grove Commons has a single tenant who occupies approximately 10% of the available space. The tenant's lease expires in December 1997.

    During the second quarter the occupancy level at Leawood Fountain Plaza increased from the previous quarter through the completion of a new lease. The new tenant will occupy 749 square feet. The property has one major tenant that leases approximately 10% of the available space. Their lease expires in July 1999.


1995 Comparisons
----------------

    As of June 30, 1995, the Registrant's consolidated revenues are $394,458 for the quarter ended and $801,308 for the six month period ended. The revenues have increased approximately 14.50% over the same six month period ended June 30, 1994.

    The increase in consolidated revenues of approximately 14.50% or $101,436 is attributable to Oak Grove Commons. Though Oak Grove Commons accounted for a majority of the revenue increase on a consolidated basis, Leawood Fountain Plaza's revenues slightly increased when comparing the quarter and six month period ended June 30, 1994 and 1995. The significant increase in revenues at Oak Grove Commons is attributable to rental revenues. Overall revenues at Oak Grove Commons increased in direct correlation with increases in tenant occupancy. During the period from July 1, 1994 through June 30, 1995 occupancy increased approximately 21%. Revenues had a similar increase.

    As of June 30, 1995, the Registrant's consolidated expenses excluding depreciation, amortization and interest for the quarter ended June 30, 1995 are $222,723 and for the six month period ended the expenses are $465,238. For the quarter ended and six month period ended June 30, 1994 expenses were $217,972 and $454,797, respectively. The expenses have increased approximately 2.20% when comparing quarter ended and six month period ending June 30, 1995 and 1994.

    The increase in consolidated expenses excluding depreciation, amortization and interest during the three month and six month period ended June 30, 1995 is attributable to increases in operating expenses and management fees offset by a decrease in real estate taxes. As expected, with the significant increases in revenues at Oak Grove Commons, a corresponding increase in management fees has also occurred at Oak Grove Commons. The decrease in real estate taxes is comprised of an increase at Leawood Fountain Plaza offset by a decrease at Oak Grove Commons. The changes in real estate taxes are attributable to rate changes and/or property reassessments.

    For the quarter ended and six month period ended June 30, 1995, the operating expenses are $153,421 and $313,106, respectively, compared to $140,674 and $298,896 for the quarter ended and six month period ended June 30, 1994. The increases of $12,747 and $14,210 for the quarter and six month period ended are outlined by property and expense category in the following schedule. Decreases are bracketed.

                                                          Leawood
                                             Oak Grove    Fountain
                                              Commons       Plaza    Registrant
                                             ----------  ----------  ----------

Fire & Crime Prevention                       $  1,213    $-------    $-------
Insurance                                       (1,428)     (2,288)     (4,873)
Dues & Subscriptions                          --------         890    --------
Vacancy Expense                                (17,932)      7,021    --------
Taxes - Other                                 --------     -------      (2,500)
Supplies - Cleaning                           --------     (10,977)   --------
Parking Lot Expenses                             3,618       7,143    --------
Payroll                                       --------       4,042    --------
Bad Debt Expense                                 8,728       2,691    --------
Professional Services                         --------     -------      12,795
Elevators                                     --------       1,012    --------
Repairs & Maintenance                         --------      13,633    --------
Electric                                      --------       8,645
Utilities                                        1,563      (1,854)   --------
Snow Removal                                   (15,045)     (3,561)   --------
                                             ----------  ----------  ----------
Property Totals                              $ (19,283)  $  26,396   $   5,422
Other Expenses                                                       $   1,674
Consolidated Total                                                   $  14,210


    As presented on the financial statements for the six month period ended June 30, 1995, the increase in other operating expenses is $14,210.

    Interest expense increased $6,058 and $15,133 for the quarter ended and six month period ended June 30, 1995 when compared to the same period ended
June 30, 1994. The increase in interest expense is caused by the increase in the prime rate since June 30, 1994. The debt on Oak Grove Commons floats at 1% over the prime rate.


1994 Comparisons
----------------

    On a consolidated basis, the Registrant generated gross revenues of $355,426 during the second quarter of 1994 compared to $356,821 in 1993. Consolidated year-to-date gross revenues totaled $699,872 for 1994 and $746,205 for 1993. While the quarterly revenues remained relatively constant, the 6% year-to-date decrease in revenue is primarily due to a first quarter decrease in occupancy at Oak Grove Commons.

    Consolidated operating expenses for the second quarter were $217,972 in 1994 compared to $235,897 in 1993. Year-to-date expenses totaled $454,797 in 1994 and $487,576 in 1993. These 7% decreases are primarily due to lower electric, snow removal and real estate tax expenses at Leawood Fountain Plaza and lower fire and crime prevention and snow removal at Oak Grove Commons.

    Debt service remained constant.


1993 Comparisons
----------------

    On a consolidated basis, the Registrant generated gross revenues of $356,821 during the second quarter of 1993 compared to $372,666 in 1992. Consolidated year-to-date gross revenues totaled $746,205 for 1993 and $805,672 for 1992. These decreases in revenue are due primarily to a drop in occupancy at Oak Grove Commons from 1992 to 1993.

    On a consolidated basis, total operating expenses for the second quarter were $235,897 in 1993 compared to $236,400 in 1992. Year-to-date expenses totaled $487,576 in 1993 and $450,538 in 1992. The quarterly decrease is due largely to a reduction in administrative expenses and is partially offset by higher snow removal costs at both Leawood and Oak Grove, increased utility expenses at Leawood and higher vacancy expenses at Oak Grove. On a year-to-date basis the majority of the increased snow removal costs were reflected in the first quarter, which entirely diminished the expense reductions realized from lower administrative costs in the second quarter.


    Both quarterly and year-to-date debt service has increased 42% over 1992 due to the commencement of principal payments on Oak Grove mortgage debt in 1993. This is offset by lower floating interest rate on first mortgage debt.


Inflation
---------

    The effects of inflation did not have a material impact upon the Registrant's operation in fiscal 1994, and are not expected to materially affect the Registrant's operation in 1995.

Interest Rates
--------------

    Declining interest rates on floating rate debt have positively affected the operations of the Registrant during 1993. Increases in the prime interest rate did adversely affect the operations of the Registrant in 1994 and 1995 and will in the future.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             Exhibit 27 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)

         (b) Reports on Form 8-K

             None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NOONEY INCOME FUND LTD., L.P.

Dated:  August 14, 1995               /s/ Gregory J. Nooney, Jr.
                                      -----------------------------------------
                                      Gregory J. Nooney, Jr.
                                      General Partner