Form 10-Q
period 1995-09-30
NOONEY INCOME FUND LTD LP
filed 1995-11-13
CIK 725266

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                         ------------------------------
                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable
date                       .
     ----------------------
                               Page 1 of 12 pages

PART I
ITEM 1 - FINANCIAL STATEMENTS:
------------------------------

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------
                             (A LIMITED PARTNERSHIP)
                             -----------------------
                                 BALANCE SHEETS
                                 --------------
                                                        Sept. 30,     Dec. 31,
                                                           1995         1994
                                                       (Unaudited)
                                                       -----------  -----------

ASSETS:

  Cash and cash equivalents                            $   637,607  $   744,883
  Accounts receivable                                      114,646      108,981
  Prepaid expenses and deposits                             14,522          -0-
  Investment property, at cost:
    Land and improvements                                1,946,169    1,946,169
    Buildings                                            8,252,390    7,958,613
                                                       -----------  -----------
                                                        10,198,559    9,904,782
    Less accumulated depreciation                        4,042,276    3,772,564
                                                       -----------  -----------
                                                         6,156,283    6,132,218
    Deferred expenses - At amortized cost                  116,498      121,640
                                                       -----------  -----------

                                                       $ 7,039,556  $ 7,107,722
                                                       ===========  ===========

LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
  Accounts payable and accrued expenses                $   222,321  $   230,990
  Mortgage notes payable                                 1,342,800    1,387,200
  Refundable tenant deposits                               110,090       98,962
                                                       -----------  -----------
                                                         1,675,211    1,717,152

Partners' Equity                                         5,364,345    5,390,570
                                                       -----------  -----------

                                                       $ 7,039,556  $ 7,107,722
                                                       ===========  ===========


                                        NOONEY INCOME FUND LTD., L.P.
                                        -----------------------------
                                           (A LIMITED PARTNERSHIP)
                                           -----------------------
                                STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                ---------------------------------------------
                                                 (UNAUDITED)
                                                 -----------
                                                           Three Months Ended          Nine Months Ended
                                                         Sept. 30,    Sept. 30,     Sept. 30,     Sept. 30,
                                                            1995         1994         1995          1994
                                                                     As Restated                 As Restated
                                                                      See Note E                  See Note E
                                                        -----------  -----------  ------------  ------------

REVENUES:
  Rental and other income                               $   414,040  $   373,334  $ 1,203,681   $ 1,064,076
  Interest                                                    3,741        4,087       15,405        13,217
                                                        -----------  -----------  ------------  ------------
                                                            417,781      377,421    1,219,086     1,077,293

EXPENSES:
  Interest                                                   33,663       30,548      102,028        83,780
  Depreciation and amortization                             119,241      111,419      359,076       318,207
  Real estate taxes                                          49,821       51,078      141,616       153,234
  Property management fees paid to
    Nooney Krombach Company                                  24,934       22,552       72,771        63,797
  Reimbursement to Nooney Krombach Company for
    partnership management services and indirect
    expenses                                                  6,250        6,250       18,750        18,750
  Other operating expenses                                  132,542      129,406      445,645       428,302
                                                        -----------  -----------  ------------  ------------
                                                            366,451      351,253    1,139,886     1,066,070
                                                        -----------  -----------  ------------  ------------

NET INCOME                                              $    51,330  $    26,168  $    79,200   $    11,223
                                                        ===========  ===========  ============  ============
NET INCOME (LOSS) PER LIMITED PARTNERSHIP               $      2.76  $      0.96  $      4.68   $     (0.96)
                                                        ===========  ===========  ============  ============

PARTNERS' EQUITY:
  Beginning of Period                                   $ 5,313,015  $ 5,579,852  $ 5,390,570   $ 5,594,797
  Net Income                                                 51,330       26,168       79,200        11,223
  Cash distributions to partners                                -0-          -0-     (105,425)          -0-
                                                        -----------  -----------  ------------  ------------
  End of Period                                         $ 5,364,345  $ 5,606,020  $ 5,364,345   $ 5,606,020
                                                        ===========  ===========  ============  ============


                                        NOONEY INCOME FUND LTD., L.P.
                                        -----------------------------
                                           (A LIMITED PARTNERSHIP)
                                           -----------------------
                                           STATEMENTS OF CASH FLOW
                                           -----------------------
                                                 (UNAUDITED)
                                                 -----------
                                                          Three Months Ended           Nine Months Ended
                                                         Sept. 30,    Sept. 30,    Sept. 30,     Sept. 30,
                                                            1995         1994         1995          1994
                                                                     As Restated                 As Restated
                                                                      See Note E                  See Note E
                                                        -----------  -----------  ------------  ------------

CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
  Net Income                                              $ 51,330     $ 26,168      $ 79,200      $ 11,223
  Adjustments to reconcile net income to net cash
    (used in) provided by  operating activities:
      Depreciation and amortization                        119,241      111,419       359,076       318,207

    Changes in assets and liabilities:
      Decrease (Increase) in accounts receivable            10,768        5,834        (5,665)       19,842
      Increase in prepaid expenses                          (3,933)           0       (14,522)            0
      Increase in deferred assets                          (19,959)     (15,312)      (36,343)      (54,571)
      Decrease in accounts payable and accrued expenses   (187,335)        (965)       (8,669)      (13,401)
      Increase in refundable tenant deposits                 5,056        7,102        11,128        26,703
                                                        -----------  -----------  ------------  ------------
      Total Adjustments                                    (76,162)     108,078       305,005       296,780
                                                        -----------  -----------  ------------  ------------
      Net cash (used in) provided by operating
        activities                                         (24,832)     134,246       384,205       308,003

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Adjustments to investment property                       (14,579)     (75,788)     (341,656)     (198,642)
                                                        -----------  -----------  ------------  ------------
  Net cash used in investing activities                    (14,579)     (75,788)     (341,656)     (198,642)

CASH FLOWS USED IN FINANCING ACTIVITIES:
  Cash distributions to part                                     0            0      (105,425)            0
  Payments on notes payable                                (11,500)     (14,100)      (44,400)      (42,300)
                                                        -----------  -----------  ------------  ------------
  Net cash used in financing activities                    (11,500)     (14,100)     (149,825)      (42,300)
                                                        -----------  -----------  ------------  ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       (50,911)      44,358      (107,276)       67,061

CASH, beginning of period                                  688,518      854,226       744,883       831,523
                                                        -----------  -----------  ------------  ------------
CASH, end of period                                       $637,607     $898,584      $637,607      $898,584
                                                        ===========  ===========  ============  ============


                          NOONEY INCOME FUND LTD., L.P.
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

NOTE A:

Refer to the Registrant's financial statements for the fiscal year ended December 31, 1994 which are contained in the Registrant's Annual report on Form 10-K, for a description of the accounting policies which have been continued without change except as noted below. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim periods or as noted below.

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund., L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibilities of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 1995 and for all periods presented have been made.

NOTE C:

The Registrant's properties are managed by Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company. Certain general partners of the Registrant are officers and directors of Nooney Company. Nooney Income Investments, Inc., a general partner, is a 75% owned subsidiary of Nooney Company.

NOTE D:

The earnings per limited partnership unit for the three months and nine months ended September 30, 1995 and 1994 was computed on 15,180 units, the number of units outstanding during the periods.

NOTE E:

Subsequent to the filing of the 1994 10-Q's, the Registrant's management determined that certain adjustments were not properly reflected in the quarterly financial statements. The adjustments were as follows:

(i) Depreciation expense had previously been overstated as a result of a computational error. The adjustment results in a reduction of depreciation expense and an increase in net income of $25,658 for the quarter ended September 30, 1994. The aforementioned adjustment was properly reflected in the December 31, 1994 financial statements.

(ii) Certain net income per limited partnership unit amounts have also been restated to reflect an error made in the previous per unit calculations.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

    Cash on hand as of September 30, 1995 is $637,607, a decrease of $107,276 from year end December 31, 1994. The decrease in cash is attributable to capital expenditures for tenant leasing and buildout at Oak Grove Commons along with a distribution to the shareholders. The decrease in cash does not affect the Registrant's opinion on the properties ability to provide adequate cash flow from operations to fund anticipated capital expenditures for the remainder of 1995. The anticipated expenditures by property are as follows:

                                                Other     Leasing
                                               Capital    Capital      Total
                                             ----------  ----------  ----------

Oak Grove Commons                            $        0  $   12,000  $   12,000
Leawood Fountain Plaza (76%)                      9,000      65,900      74,900
                                             ----------  ----------  ----------
                                             $    9,000  $   77,900  $   86,900
                                             ==========  ==========  ==========

    During the remainder of 1995, approximately $86,900 of capital expenditures are expected. Oak Grove Commons and Leawood Fountain Plaza leasing capital includes funds for tenant alterations to their respective suites along with lease commissions for new tenant leases. Other capital expenditures at Leawood Fountain Plaza include expenditures to the property to meet current ADA requirements and the repair of minor structural problems.

    In June 1995, the Registrant successfully negotiated the renewal of the first mortgage debt secured by Oak Grove Commons for a period of one year effective July 1, 1995. The interest rate will remain at 1% over the prime rate. Monthly principal payments will increase from $4,700 to $5,400.

Results of Operations
---------------------

    The results of operations for the Registrant's properties for the quarters ended September 30, 1995 and 1994 are detailed in the schedule below. Expenses of the Registrant are excluded.

                                                 Oak Grove     Leawood Fountain
                                                  Commons         Plaza (76%)
                                             ----------------  ----------------

1995
----

Revenues                                            $ 212,394        $ 203,175
Expenses                                              176,169          199,936
                                             ----------------  ----------------

Net Income                                          $  36,225        $   3,239
                                             ================  ================

1994
----

Revenues                                            $ 167,386        $ 208,486
Expenses                                              157,066          209,008
                                             ----------------  ----------------
Net Income                                          $  10,320        $    (522)
                                             ================  ================


    For the quarter ended September 30, 1995, Oak Grove Commons net income is $36,225, an increase of $25,905 from the previous quarter ended September 30, 1994. The increase relates to a $44,231 increase in rental income partially offset by increases in the following operating expenses: repairs and maintenance $7,455; landscaping $2,600; management fees $2,701; and interest expense $3,115. The increase in rental income relates to a significant increase in occupancy along with slightly increasing rental rates. The operations of Leawood Fountain Plaza for the quarter ended September 30, 1995 were similar to the quarter ended September 30, 1994.

    The occupancy levels at the Registrant's properties during the third quarter continued their upward trend. These high levels can be attributable to the Registrant's ability to lease up space as it becomes available. The occupancy levels at the Registrant's properties are listed below:


PROPERTY                                      Occupancy Levels at September 30,
--------------------------------------------  ---------------------------------
                                                 1995        1994        1993
                                              ----------  ----------  ---------

Oak Grove Commons                                 100%         80%         75%
  (100% ownership)
Leawood Fountain Pl.                               96%         94%         91%
  (76% ownership)


    Oak Grove Commons' increase in occupancy during the third quarter is attributable to the underwriting of two new leases with cumulative square feet of 7,042. During the third quarter the property did not have any renewals or tenants vacating their space. Oak Grove Commons has a single tenant who occupies approximately 10% of the available space. The tenant's lease expires in December 1997.

    During the third quarter the occupancy level at Leawood Fountain Plaza increased from the previous quarter through the net leasing of 1,718 square feet. Two new leases were signed during the third quarter accounting for 3,929 square feet. Offsetting the newly leased space was the vacating of a single tenant. The Registrant renewed four existing tenant leases totaling approximately 15,222 square feet. The rental rates for the new leases and renewals have slightly increased from the previous quarter. The property has one major tenant that leases approximately 10% of the available space. Their lease expires in July 1999.


1995 Comparisons
----------------

    As of September 30, 1995, the Registrant's consolidated revenues are $417,781 for the quarter ended and $1,219,086 for the nine month period ended. The revenues have increased $40,360 or 10.69% for the quarter ended September 30, 1995 and $141,793 or 13.16% for the nine month period ended September 30, 1995 when compared to the same periods ended September 30, 1994.

    A majority of the increase in consolidated revenues for the quarter ended and nine month period ended relate to Oak Grove Commons. At Oak Grove Commons revenues increased $45,008 and $143,697 for the quarter ended and nine month period ended September 30, 1995 when compared to the same periods ended September 30, 1994. The significant increase in revenues at Oak Grove Commons is attributable to rental income. Rental income has increased as occupancy has increased. During the period October 1, 1994 through September 30, 1995 occupancy increased from 80% to 100%. Revenues at Leawood Fountain Plaza remained relatively flat for the quarter ended and nine month period ended September 30, 1995.

    As of September 30, 1995, the Registrant's consolidated expenses for the quarter ended and nine month period ended are $366,451 and $1,139,886, respectively. Expenses for the quarter ended increased $15, 198 or 4.33% when compared to the quarter ended September 30, 1994. For the nine month period ended September 30, 1995 expenses increased $73,816 or 6.92% when compared to the same period ended September 30, 1994. For the quarter ended interest expense, depreciation and amortization and management fees had increases while real estate tax expense decreased slightly. Interest expense increased due to rate increases on the floating rate debt secured by Oak Grove Commons. Depreciation and amortization has the largest increase and the increase can be attributable to increased capital expenditures for tenant improvements and leasing commissions. As expected, with the significant increases in revenues at Oak Grove commons, a corresponding increase in management fees has also occurred. The decrease in real estate taxes is comprised of an increase at Leawood Fountain Plaza offset by a decrease at Oak Grove Commons. The changes in real estate taxes are attributable to rate changes and/or property reassessments.

    For the nine month period ended September 30, 1995 there were increases in interest expense depreciation and amortization, management fees and other operating expenses while real estate taxes decreased. Interest expense increased due to an increase in the prime lending rate which led to an increase in Oak Grove Commons floating rate debt. Depreciation and amortization has the largest increase which can be attributable to increased capital expenditures for tenant improvements and leasing commissions. As expected, with the significant increases in revenues at Oak Grove Commons, a corresponding increase in management fees has also occurred. The increase in other operating expenses is attributable to increased utilities ($10,611) repairs and maintenance ($24,850), parking lot and painting expenditures ($8,025) and administrative costs ($12,699). These increases were partially offset by decreases in cleaning ($12,633) and snow removal ($18,606). The decrease in real estate taxes is comprised of an increase at Leawood Fountain Plaza offset by an increase at Oak Grove Commons. The changes in real estate taxes are attributable to rate changes and/or property reassessments.

1994 Comparisons
----------------

    On a consolidated basis, revenue for the quarter ended September 30, 1994 was $377,421, an increase of $4,216 or 1.13% when compared to quarter ended September 30, 1993. For the nine months ended September 30, 1994 revenues were $1,077,293, a decrease of $42,117 or 3.76% when compared to the same period ended September 30, 1993. For the quarter ended the operations of Oak Grove Commons and Leawood Fountain Plaza remained relatively stable. For the nine month period ended revenues increased $9,952 or 1.66% at Leawood Fountain Plaza along with an increase in revenues recorded by the Registrant due to an increase in interest income. Offsetting these increases was a decrease in revenues at Oak Grove Commons of $51,573 or 10.22%. The decrease in revenues can be attributed to the level of occupancy. When comparing the occupancy trend for the nine months ended September 30, 1993 to the same period ended September 30, 1994, significant differences are present. The differences are as follows:

                                                        1994    1993
                                                       ------  ------

          January 1                                    64.00%  85.00%
          March 31                                     64.00%  77.00%
          June 30                                      74.00%  75.00%
          September 30                                 80.00%  75.00%

          Average Occupancy                            70.50%  78.00%

    As noted, the average occupancy for the nine month periods ended September 30, 1994 and 1993 are 70.50% and 78.00%, respectively.

    Consolidated expenses for the quarter ended and nine month period ended September 30, 1994 were $351,253 and $1,077,293,respectively. Consolidated expenses decreased approximately 2.59% when comparing quarter ended September 30, 1994 to the same period ended September 30, 1993, while for the nine period consolidated expenses decreased approximately 8.11%. For the quarter ended real estate taxes increased while other operating expenses and depreciation and amortization decreased. The real estate tax increase is attributable to an accrual adjustment recorded in the third quarter of 1993 to properly reflect Leawood Fountain Plaza's real estate tax expense. For the quarter ended the decrease in other operating expenses relate to parking lot expenditures ($4,876), vacancy expense ($5,196) and professional services ($3,522) offset by an increase advertising ($1,634). The decrease in depreciation and amortization relates to certain capital expenditures (lease commissions and tenant alterations) at the Registrant's properties becoming fully depreciated and/or amortized. For the nine month period ended the decrease in consolidated expenses relate to the decrease in other operating expenses along with depreciation and amortization. Other operating expenses decreased $22,197 or 4.93% when comparing September 30, 1994 to September 30, 1993. Individual expense variations were decreases in snow removal ($13,920), utilities ($6,227), and parking lot expenditures ($3,678). The decrease in depreciation and amortization for the nine month period ended is due to the same cause as stated for the quarter ended decrease.

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

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             Exhibit 27 -- Financial Data Schedule (provided for the
                           information of the Securities and Exchange
                           Commission only)

         (b) Reports on Form 8-K

             None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NOONEY INCOME FUND LTD., L.P.

Dated:  11/14/95                  By: /s/ Gregory J. Nooney, Jr.
                                      -----------------------------------------
                                      Gregory J. Nooney, Jr.
                                      General Partner


                                  Nooney Income Investments, Inc.

                                  By: /s/ Gregory J. Nooney, Jr.
                                      -----------------------------------------
                                      Gregory J. Nooney, Jr.
                                      Chairman of the Board and
                                      Chief Executive Officer

                                  By: /s/ Patricia A. Nooney - Director
                                      -----------------------------------------
                                      Senior Vice President and Secretary


                                  BEING A MAJORITY OF THE DIRECTORS