Form 10-K405
period 1995-12-31
NOONEY INCOME FUND LTD LP
filed 1996-03-18
CIK 725266

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                         ------------------------------

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995
                          -----------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                        to
                               ----------------------    ----------------------

                         Commission file number 0-13241
                                                -------

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

Registrant's telephone number, including area code (314) 863-7700
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class          Name of each exchange on which registered
------------------------------------  -----------------------------------------
                None                                 Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                          Limited Partnership Interests
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

                               Page 1 of 28 Pages
                        Exhibit Index located on Page 15

[X] Indicate by check mark if disclosure of delinquent filers pursuant to Item
    405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of February 1, 1996, the aggregate market value of the Registrant's units of limited partnership interest (which constitute voting securities under certain circumstances) held by non-affiliates of the Registrant was $15,180,000. (The aggregate market value was computed on the basis of the initial selling price of $1,000 per unit of limited partnership interest, using the number of units not beneficially owned on February 1, 1996 by the General Partners or holders of 10% or more of the Registrant's limited partnership interests. The initial selling price of $1,000 per unit is not the current market value. Accurate pricing information is not available because the value of the units of limited partnership interests is not determinable since no active secondary market exists. The characterization of such General Partners and 10% holders as affiliates is for the purpose of this computation only and should not be construed as an admission for any purpose that any such persons are, or other persons not so characterized are not, in fact, affiliates of the Registrant).

Documents incorporated by reference:

Portions of the Prospectus of the Registrant dated November 9, 1983, as supplemented and filed pursuant to Rule 424(c) of the Securities Act of 1933, are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                     PART I
                                     ------

ITEM 1:  BUSINESS
-----------------

Nooney Income Fund Ltd., L.P. (the "Registrant") is a limited partnership formed under the Missouri Uniform Limited Partnership Law on October 12, 1983, to invest, on an all-cash basis, in income-producing real properties such as shopping centers, office buildings and office/warehouse properties. The Registrant originally invested in three real properties. One of the properties was sold in 1991. The remaining two properties are described in Item 2 below.

The Registrant's primary investment objectives are to preserve and protect the Limited Partners' capital, provide the maximum possible cash distributions to the Partners, and provide for capital growth through appreciation in property values. The term of the Registrant is until December 31, 2083. It was originally anticipated that the Registrant would sell or finance its properties within approximately five to ten years after their acquisition. The depression of real estate values experienced nationwide from 1988 to 1993 lengthened this time frame in order to achieve the goal of capital appreciation.

The real estate investment market began to improve in 1994, continued this improvement in 1995, and is expected to further continue its improvement over the next several years. Management believes this trend should increase the value of the Registrant's properties in the future. The Registrant is intended to be self-liquidating and proceeds, if any, from the sale or refinancing of the Registrant's real property investments will not be invested in new properties but will be distributed to the Partners or, at the discretion of the General Partners, applied to capital improvements to, or the payment of indebtedness with respect to, existing properties, the payment of other expenses or the establishment of reserves. (See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.)

The business in which the Registrant is engaged is highly competitive. The Registrant's investment properties are located in or near major urban areas and are subject to competition from other similar types of properties in such areas. The Registrant competes for tenants for its properties with numerous other real estate limited partnerships, as well as with individuals, corporations, real estate investment trusts and other entities engaged in real estate investment activities. Such competition is based on such factors as location, rent schedules and services and amenities provided.

The Registrant has no employees. Property management services for the Registrant's investment properties are provided by Nooney Krombach Company, an affiliate of the General Partners.


ITEM 2:  PROPERTIES
-------------------

On January 24, 1984, the Registrant purchased Oak Grove Commons, an office/warehouse complex located on Brook Drive in the city of Downer's Grove, Illinois, a suburb of Chicago. The purchase price of the complex was $5,218,569. Oak Grove Commons consists of three adjoining single-story buildings constructed of brick veneer with concrete block backing which contain a total of approximately 137,000 net rentable square feet and are located on a
7.6 acre site which provides paved parking for 303 cars.  The complex, which is

40% office space and 60% bulk warehouse, was 100% leased by 29 tenants at December 31, 1995.

On February 20, 1985, the Registrant acquired a 76% interest as a tenant in common in Leawood Fountain Plaza, a three building office complex in Leawood, Kansas. Constructed in two phases in 1982 and 1983, the buildings contain approximately 29,000, 28,000 and 25,000 net rentable square feet, respectively, or an aggregate of approximately 82,000 net rentable square feet of office space. Paved parking is provided for 403 cars. The purchase price of the complex was $9,626,576, of which $7,316,197 was paid by the Registrant for its 76% interest. The remaining 24% interest was purchased by Nooney Income Fund Ltd. II, L.P., an affiliate of the Registrant, as the other tenant in common. All costs and revenues attributable to the operation of the complex are shared by the Registrant and Nooney Income Fund Ltd. II, L.P. in proportion to their respective percentage interests. The complex was 92% leased by 42 tenants at December 31, 1995.

Reference is made to Note 4 of Notes to Financial Statements filed herewith as
Exhibit 99.3 in response to Item 8 for a description of the indebtedness secured by the Registrant's real property investments.

The following table sets forth certain information as of December 31, 1995, relating to the properties owned by the Partnership.

                                                AVERAGE
                                                ANNUALIZED
                                                EFFECTIVE
                                 TOTAL          BASE RENT            PRINCIPAL TENANTS
                        SQUARE   ANNUALIZED     PER SQUARE  PERCENT  OVER 10% OF PROPERTY         LEASE
PROPERTY                FEET     BASE RENT<F1>  FOOT        LEASED   SQUARE FOOTAGE               EXPIRATION
----------------------  -------  -------------  ----------  -------  ---------------------------  ----------

Oak Grove Commons       137,000  $ 859,300      $ 6.24       100%    None

Leawood Fountain Plaza   82,000  $1,126,000     $14.83        92%    Family Medical Care of
                                                                     Kansas City (10%)             1999
---------------

<F1> Represents 100% of Base Rent.  Registrant has 76% ownership in Leawood Fountain Plaza.



ITEM 3:  LEGAL PROCEEDINGS
--------------------------

The Registrant is not a party to any material pending legal proceedings.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1995.

                                     PART II
                                     -------

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

As of February 1, 1996, there were 1,495 record holders of Interests in the Registrant. There is no public market for the Interests and it is not anticipated that a public market will develop.

              CASH DISTRIBUTIONS PAID PER LIMITED PARTNERSHIP UNIT
              ----------------------------------------------------
                 First Quarter   Second Quarter  Third Quarter   Fourth Quarter
                 --------------  --------------  --------------  --------------

1994                        -0-             -0-             -0-          $12.50
1995                        -0-           $6.25             -0-          $ 6.25



ITEM 6:  SELECTED FINANCIAL DATA
--------------------------------

                                                              Year Ended December 31,
                                        --------------------------------------------------------------------
                                            1995          1994          1993          1992          1991
                                        ------------  ------------  ------------  ------------  ------------
                                                    (Not covered by independent auditors' report)


Rental and other income                   $1,688,761   $1,430,841     $1,467,106   $1,538,893    $1,491,842
Net income (loss)                            187,776        6,623         27,480     (603,794)   (2,865,556)
Data per limited partnership unit:
  Net income (loss)                            11.01        (0.80)          1.79       (39.37)      (187.16)
  Cash distributions - investment income       11.01           --           1.79           --            --
  Cash distributions - return of capital        1.49        12.50             --           --          5.00
Weighted average limited partnership
  units outstanding                           15,180       15,180         15,180       15,180        15,180
At year-end:
  Total assets                             7,029,025    7,107,722      7,303,864    7,354,693     7,976,785
  Investment property, net                 6,137,241    6,132,218      6,212,268    6,418,798     7,119,586
  Mortgage note payable                    1,326,600    1,387,200      1,443,600    1,500,000     1,500,000
  Partners' equity                         5,367,489    5,390,570      5,594,797    5,567,317     6,171,111


See Item 7:  Management's Discussion and Analysis for discussion of comparability of items.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

Cash on hand as of December 31, 1995 is $656,904, a decrease of $87,979 from year ended December 31, 1994. The decrease in cash can be attributable to increased capital expenditures at Oak Grove Commons and at Leawood Fountain Plaza. Capital expenditures increased $134,440 from 1994 to 1995. The capital improvements performed in 1995 have positioned both properties to provide adequate cash flow from operations to fund anticipated distributions and capital expenditures in 1996. The anticipated capital expenditures by property are as follows:

                                   Other           Leasing
                                   Capital         Capital         Total
                                   ------------    ------------    ------------

Oak Grove Commons                       $     0         $22,550        $ 22,550
Leawood Fountain Plaza                  $45,700         $62,500        $108,200
                                   ------------    ------------    ------------
                                        $45,700         $85,050        $130,750
                                   ============    ============    ============

Throughout 1996, approximately $130,750 of capital expenditures have been forecasted. At Oak Grove Commons and Leawood Fountain Plaza, the Registrant anticipates leasing capital in the amount of $85,050 to fund tenant alterations to their respective suites and lease commissions for new and renewed leases. The remainder of the other capital to be expended in 1996 has been set aside for ADA compliance and exterior painting at Leawood Fountain Plaza.

In June 1995, the Registrant successfully negotiated the renewal of the first mortgage debt secured by Oak Grove Commons for a period of three years effective July 1, 1995. The interest rate will remain at 1% over the then published prime rate. Monthly principal payments will increase from $4,700 to $5,400. The balance of the loan as of December 31, 1995, was $1,326,600.

Results of Operations
---------------------

The results of operations for the Registrant's properties for the years ended December 31, 1995, 1994 and 1993 are detailed in the schedule below. Expenses of the Registrant are excluded.

                                             Oak Grove         Leawood Fountain
                                             Commons           Plaza (76%)
                                             ----------------  ----------------

1995
----
Revenues                                            $830,756          $884,141
Expenses                                             696,118           817,258
                                             ----------------  ----------------
Net Income                                          $134,638          $ 66,883
                                             ================  ================

1994
----
Revenues                                            $618,665          $816,099
Expenses                                             660,503           781,593
                                             ----------------  ----------------
Net Income (Loss)                                   $(41,838)         $ 34,506
                                             ================  ================

1993
----
Revenues                                            $676,450          $795,824
Expenses                                             664,364           802,708
                                             ----------------  ----------------
Net Income (Loss)                                   $ 12,086          $ (6,884)
                                             ================  ================

At Oak Grove Commons net income (loss) varied significantly from year to year. The change from 1993 to 1994 is attributable to a decrease in revenues relating to rental income. The decrease in rental income correlates with the decrease in average occupancy from 1993 to 1994. While revenues decreased, expenses remained relatively stable. During 1995 the occupancy at Oak Grove Commons significantly increased with occupancy at 100% by September 30, 1995. The rapid increase in occupancy along with a slight increase in rental rates were the factors for the significant increase in revenues from 1994 to 1995. As revenues increased $212,091 expenses also increased from $660,503 to $696,118. The increase in expenses is attributable to increases in amortization ($41,385), building repairs and maintenance ($10,361), management fees ($12,695), and interest ($18,829), offset by decreases in vacancy expense ($32,497) and real estate taxes ($14,613).

Leawood Fountain Plaza's operating results improved each year during a three year period commencing January 1, 1993 and ending December 31, 1995. Revenues from 1993 to 1994 increased $22,433, due primarily to increases in rental income resulting from higher average occupancy. From 1994 to 1995 revenues increased $68,042, due primarily to a termination payment received from a tenant who vacated their space during 1995. Expenses from 1993 to 1994 decreased $18,958 which can be attributable to decreases in cleaning ($5,906), repairs and maintenance ($11,359), and snow removal ($9,305), offset by increases in real estate taxes ($5,474) and administrative costs ($5,685). During 1995 expenses increased $35,665 when compared to 1994 expenses. The increases which occurred in 1995 relate to increases in amortization ($12,003), real estate taxes ($6,808), repairs and maintenance ($9,369), management fees ($4,680), and administrative costs ($6,735), offset by decreases in cleaning ($8,223) and parking lot expenditures ($4,439).

The occupancy at the Registrant's properties at year-end remain at a high level. As previously stated, occupancy at Oak Grove Commons improved significantly during 1995. The occupancy rates as of December 31, 1995 are as follows:

                                         Occupancy rates at December 31, 1995
                                       ----------------------------------------
                                           1995          1994          1993
                                       ------------  ------------  ------------

Oak Grove Commons                              100%           90%           64%
Leawood Fountain Plaza                          92%           90%           89%


During the fourth quarter, the occupancy level at Oak Grove Commons remained at 100% with the only leasing activity the renewal of 1,629 square feet. For the year, leasing activity netted an increase of 14,248 square feet comprised of 23,157 square feet pertaining to new leases while only 8,909 square feet were vacated in 1995. The Registrant renewed 12,765 square feet during the year. Oak Grove Commons has one tenant who occupies approximately 10% of the available space. The tenant's lease expires in December 1997.

At Leawood Fountain Plaza occupancy decreased from 96% to 92% during the fourth quarter due to a lease termination (2,659 square feet) and a lease cancellation (970 square feet) while only one new lease was signed for 1,067 square feet. The Registrant renewed one tenant who occupies 1,650 square feet. During the year occupancy increased from 90% to 92%. The Registrant signed five new leases totaling 10,868 square feet while four tenants vacated 8,909 square feet. Renewals for the year totaled 12,765 square feet. The property has one major tenant who occupies approximately 10% of the available space. Their lease expires in July 1999.


1995 Comparisons
----------------

As of December 31, 1995, the Registrant's consolidated revenues are $1,707,296 compared to $1,449,536 for the year ended December 31, 1994. The increase in revenues was $257,760 or 17.78%. The significant increase in revenues is attributable to both properties, with a majority coming from Oak Grove Commons. Leawood Fountain Plaza's revenues increased $68,042 and Oak Grove Commons revenues increased $212,091. As previously stated, the increase in revenues at Leawood Fountain Plaza is due primarily to a termination payment received from a tenant who vacated their space during 1995. At Oak Grove Commons, the

Registrant, through the use of an aggressive marketing plan, was able to increase occupancy from 90% as of January 1, 1995 to 100% by September 30, 1995. This factor along with a slight increase in rental rate resulted in the significant increase in revenues.

The Registrant's consolidated expenses for the year ended December 31, 1995 are $1,519,520 compared to $1,442,913 for the year ended December 31, 1994. The increase in expenses of $76,607 or 5.31% can be attributable to increases in interest, amortization, management fees, and repairs and maintenance, offset by a decrease in other operating expenses. The increase in interest expense relates to the increase in the Registrant's variable interest rate. Though prime rate decreased in the fourth quarter of 1995, the average rate paid throughout the year increased when compared to 1994. The increase in amortization expense directly correlates with the significant tenant alterations and lease commissions expenditures over the past two years which correlates with the increase in occupancy over the past two years. With the increase in revenues, management fees, which are based on a percentage of revenues, increased from 1994 to 1995. Repairs and maintenance expense increase relates to repairs to the building exteriors at both Oak Grove Commons and Leawood Fountain Plaza. Although several expenses increased in 1995 when compared to 1994, other operating expenses decreased due primarily to decreases in vacancy expense ($32,174) and snow removal ($9,493), offset by increases in administrative costs ($9,098).

With the increase in revenues offset by a smaller increase in expenses, the Registrant had favorable operating results for the year ended December 31, 1995 when compared to the same period ended 1994. Net income increased $181,153 or $11.81 per limited partnership unit when comparing the 1995 operating results to those of 1994. Cash flow provided by operations for the year ended
December 31, 1995, is $628,127 which enabled the Registrant to fund capital expenditures of $444,649, distribute $210,857 to the limited and general partners, and reduce Oak Grove Common's debt by $60,600.


1994 Comparisons
----------------

For the year ended December 31, 1994, consolidated revenues were $1,449,536 which represents a decrease of $31,604 when compared to December 31, 1993. The decrease is the result of an increase in revenues at Leawood Fountain Plaza of $22,433 offset by a decrease at Oak Grove Commons of $57,785. As previously stated, both the increase in revenues at Leawood Fountain Plaza and the decrease in revenues at Oak Grove Commons can be attributable to changes in the properties' occupancy. At Leawood Fountain Plaza average occupancy increased, while at Oak Grove Commons average occupancy decreased.

As of December 31, 1994, consolidated expenses were $1,442,913 compared to $1,453,660 for the year ended December 31, 1993. On a consolidated basis, expenses decreased $10,747 or less than 1%. Even though consolidated expenses remained relatively stable from 1993 to 1994, the individual properties had changes from year to year. These changes have been previously analyzed.

As revenues decreased from 1993 to 1994 and expenses remained relatively stable, net income for 1994 decreased $20,857 or $2.59 per limited partnership unit when compared to the same period ended December 31, 1993. Cash flow provided by operations was $490,819. The cash flow provided by operations, along with cash reserves in the amount of $86,640, enabled the Registrant to fund $310,209 in additions to investment property, distribute $210,850 to the limited and general partners, and reduce Oak Grove Common's debt by $56,400.


Inflation
---------

The effects of inflation did not have a material impact upon the Registrant's operation in fiscal 1995, and are not expected to materially affect the Registrant's operation in 1996.


Interest Rates
--------------

Interest rates on floating rate debt went up in 1995 which negatively affected the operations of the Registrant in 1995. Future increases in the prime interest rate can adversely affect the operations of the Registrant in 1996 and in the future.


ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

Financial Statements of the Registrant are filed herewith as Exhibit 99.3 and are incorporated herein by reference (see Item 14(a)1). The supplementary financial information specified by Item 302 of Regulation S-K is provided in
Item 7.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------

                                      None


                                    PART III
                                    --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

The General Partners of the Registrant responsible for all aspects of the Registrant's operations are Gregory J. Nooney, Jr., age 65, Nooney Ltd., L.P., a Missouri limited partnership and Nooney Income Investments, Inc., a Missouri corporation. Gregory J. Nooney, Jr. is a senior officer of Nooney Company, the sponsor of the Registrant.

The background and experience of the General Partners are as follows:

Gregory J. Nooney, Jr. joined Nooney Company in 1954 and is currently Chairman of the Board and Chief Executive Officer.

John J. Nooney is a Special General Partner of the Partnership and as such, does not exercise control of the affairs of the Partnership.

John J. Nooney joined Nooney Company in 1958 and was President and Treasurer until he resigned in 1992. Mr. Nooney is currently Chairman of the Board of Dalton Investments, a real estate asset management firm.

Nooney Ltd., L.P. is a Missouri limited partnership formed in August 1983 for the purpose of being a general and/or limited partner in the Registrant and other limited partnerships. Gregory J. Nooney, Jr. is the general partner of Nooney Ltd., L.P.

Nooney Income Investments, Inc. was formed in August 1983 for the purpose of being a general and/or limited partner in the Registrant and other limited partnerships. Gregory J. Nooney, Jr. is a director of Nooney Income Investments, Inc.

Gregory J. Nooney, Jr. and John J. Nooney are brothers. Gregory J. Nooney, Jr. and Faith L. Nooney (wife of John J. Nooney) are stockholders of Nooney Company, with Gregory J. Nooney, Jr. controlling all voting stock of Nooney Company.

The General Partners will continue to serve as General Partners until their withdrawal or their removal from office by the Limited Partners.

Certain of the General Partners act as general partners of limited partnerships and hold directorships of companies with a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of the Act. A list of such directorships, and the limited partnerships for which the General Partners serve as general partners, is filed herewith as Exhibit 99.1 and incorporated herein by reference.

During 1993 Lindbergh Boulevard Partners, L.P. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Gregory J. Nooney, Jr. is the general partner of Nooney Ltd. II, L.P, which in turn is the general partner of Nooney Development Partners, L.P., which in turn is the general partner of Nooney-Hazelwood Associates, L.P. which is the general partner of Lindbergh Boulevard Partners, L.P. Lindbergh Boulevard Partners, L.P. emerged from bankruptcy on May 17, 1994, when its Plan of Reorganization was confirmed.


ITEM 11: EXECUTIVE COMPENSATION
-------------------------------

The General Partners are entitled to a share of distributions and a share of profits and losses as more fully described under the headings "Compensation to General Partners and Affiliates" on pages 9-10 and "Profits and Losses for Tax Purposes; Distributions; and Expenses of General Partners" on pages A-17 to A-21 of the Prospectus of the Registrant dated November 9, 1983, as supplemented and filed pursuant to Rule 424(c) of the Securities Act of 1933 (the "Prospectus"), which are incorporated herein by reference.

During 1995, cash distributions of $21,100 were paid to the General Partners by the Registrant.

See Item 13 below for a discussion of transactions between the Registrant and certain affiliates of the General Partners.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners.

No person is known to the Registrant to be the beneficial owner of more than 5% of the outstanding Interests of the Registrant.

(b)  Security Ownership of Management.

None of the General Partners is known to the Registrant to be the beneficial owner, either directly or indirectly, of any Interests in the Registrant.

(c)  Changes in Control.

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

(a)  Transactions with Management and Others.

Certain affiliates of the General Partners are entitled to certain fees and other payments from the Registrant in connection with certain transactions of the Registrant as more fully described under the headings "Compensation to General Partners and Affiliates" on pages 9-10 and "Management" on pages 23-25 of the Prospectus, which are incorporated herein by reference.

Nooney Krombach Company, the manager of Registrant's properties, is a wholly-owned subsidiary of Nooney Company. Nooney Krombach Company is entitled to receive monthly compensation from the Registrant for property management and leasing services, plus reimbursement of expenses. During the year ended December 31, 1995, the Registrant paid property management fees of $102,349 to Nooney Krombach Company.

In addition, during 1995, the Registrant paid to Nooney Krombach Company $25,000 for reimbursement for certain administrative services including accounting, issuing and transferring of units, data processing, investor communications and other administrative services.

See Item 11 above for a discussion of cash distributions paid to the General Partners during the year ended December 31, 1995.

(b)  Certain Business Relationships.

The relationship of certain of the General Partners to certain of their affiliates is set forth in Item 13(a) above. Also see Item 13(a) above for a discussion of amounts paid by the Registrant to the General Partners or their affiliates during the year ended December 31, 1995, in connection with various transactions.

(c)  Indebtedness of Management.

Not Applicable.

(d)  Transactions with promoters.

Not Applicable.


                                     PART IV
                                     -------

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------

(a) The following documents are filed as a part of this report:

    1.   Financial Statements (filed herewith as Exhibit 99.3):

         Independent auditors' report
         Balance sheets
         Statements of operations
         Statements of partners' equity (deficit)
         Statements of cash flows
         Notes to financial statements

    2.   Financial Statement Schedules (filed herewith as Exhibit 99.3):

         Schedule - Reconciliation of partners' equity (deficit)
         Schedule III - Real estate and accumulated depreciation

         All other schedules are omitted because they are inapplicable or not required under the instructions.

    3.   Exhibits:

         See Exhibit Index on Page 15.

(b) Reports on Form 8-K

    During the last quarter of the period covered by this report, the Registrant filed no reports on Form 8-K.

(c) Exhibits:

    See Exhibit Index on Page 15.

(d) Not Applicable

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) under the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NOONEY INCOME FUND LTD., L.P.

Date: March 8, 1996                   /s/ Gregory J. Nooney, Jr.
                                      -----------------------------------------
                                      Gregory J. Nooney, Jr.
                                      General Partner

                                      Nooney Ltd., L.P.

                                      By: /s/ Gregory J. Nooney, Jr.
                                          -------------------------------------
                                          Gregory J. Nooney, Jr.
                                          General Partner

                                      Nooney Income Investments, Inc.

                                      By: /s/ Gregory J. Nooney, Jr.
                                          -------------------------------------
                                          Gregory J. Nooney, Jr. - Director
                                          Chairman of the Board and
                                          Chief Executive Officer

                                      By: /s/ Patricia A. Nooney
                                          -------------------------------------
                                          Patricia A. Nooney - Director
                                          Senior Vice President and Treasurer

                                      BEING A MAJORITY OF THE DIRECTORS

                                  EXHIBIT INDEX
                                  -------------

Exhibit Number   Description
--------------   --------------------------------------------------------------

 3 Amended and Restated Agreement and Certificate of Limited Partnership dated November 7, 1983, is incorporated by reference to the Prospectus contained in Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 under the Securities Act of 1933 (File No. 2-85683).

10 Management Contract between Nooney Income Fund Ltd. and Nooney Company is incorporated by reference to Exhibit 10(a) to the Registration Statement on Form S-11 under the Securities Act of 1933 (File No. 2-85683). The Management Contract was assigned by Nooney Company to Nooney Management Company (now Nooney Krombach Company), a wholly-owned subsidiary of Nooney Company, on April 1, 1985, and is identical in all material respects.

27 Financial Data Schedule (provided for the information of the U.S. Securities and Exchange Commission only)

99.1             List of Directorships in Response to Item 10.

99.2 Pages 9-10, 23-25, and A-17 - A-21 of the Prospectus of the Registrant dated November 9, 1983, as supplemented and filed pursuant to Rule 424(c) of the Securities Act of 1933 are incorporated by reference.

99.3             Financial Statements and Schedules.