Form 10-Q
period 1996-03-31
NOONEY INCOME FUND LTD LP
filed 1996-05-15
CIK 725266

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                         ------------------------------
                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

                         Commission file number 0-13241

                          NOONEY INCOME FUND LTD., L.P.
- -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  Missouri                                43-1302570
- -------------------------------------------  ----------------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                  63105
- -------------------------------------------  ----------------------------------
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable
date                .
     ---------------
                                Page 1 of 10 pages

                                     PART I

Item 1 - Financial Statements:
- ------------------------------

                                        NOONEY INCOME FUND LTD., L.P.
                                           (A LIMITED PARTNERSHIP)

                                               BALANCE SHEETS
                                                                                    March 31,   December 31,
                                                                                      1996          1995
                                                                                   (Unaudited)
                                                                                  ------------  ------------

ASSETS:
   Cash                                                                            $   788,901   $   656,904
   Accounts receivable                                                                 158,186       117,000
   Prepaid expenses and deposits                                                        19,656        10,252
   Investment property, at cost:
      Land and improvements                                                          1,946,169     1,946,169
      Buildings                                                                      8,219,371     8,254,994
                                                                                  ------------  ------------
                                                                                    10,165,540    10,201,163
      Less accumulated depreciation                                                  4,164,547     4,063,922
                                                                                  ------------  ------------
                                                                                     6,000,993     6,137,241
      Deferred expenses - At amortized cost                                             96,091       107,628
                                                                                  ------------  ------------
                                                                                   $ 7,063,827   $ 7,029,025
                                                                                  ============  ============

LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
   Accounts payable and accrued expenses                                           $   249,675   $   224,815
   Mortgage notes payable                                                            1,310,400     1,326,600
   Refundable tenant deposits                                                          111,436       110,121
                                                                                  ------------  ------------
                                                                                     1,671,511     1,661,536

Partners' Equity                                                                     5,392,316     5,367,489
                                                                                  ------------  ------------
                                                                                   $ 7,063,827   $ 7,029,025
                                                                                  ============  ============

See notes to financial statements.


                                        NOONEY INCOME FUND LTD., L.P.
                                           (A LIMITED PARTNERSHIP)

                                STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY

                                                 (UNAUDITED)
                                                                                      Three Months Ended
                                                                                  --------------------------
                                                                                    March 31,     March 31,
                                                                                      1996          1995
                                                                                  ------------  ------------

REVENUES:
   Rental and other income                                                         $   417,705   $   400,660
   Interest                                                                              3,744         6,187
                                                                                  ------------  ------------
                                                                                       421,449       406,847

EXPENSES:
   Interest                                                                             31,076        33,867
   Depreciation and amortization                                                       118,145       112,675
   Real estate taxes                                                                    51,444        52,422
   Property management fees paid to Nooney Krombach Company                             25,063        24,158
   Reimbursement to Nooney Krombach Company for partnership management
      services and indirect expenses                                                     6,250         6,250
   Other operating expenses                                                            164,644       159,681
                                                                                  ------------  ------------
                                                                                       396,622       389,053
                                                                                  ------------  ------------
NET INCOME                                                                         $    24,827   $    17,794
                                                                                  ============  ============
NET INCOME PER LIMITED PARTNERSHIP                                                 $      1.62   $      1.16
                                                                                  ============  ============
PARTNERS' EQUITY:
   Beginning of Period                                                             $ 5,367,489   $ 5,390,570
   Net Income                                                                           24,827        17,794
                                                                                  ------------  ------------
   End of Period                                                                   $ 5,392,316   $ 5,408,364
                                                                                  ============  ============

See notes to financial statements.


                                        NOONEY INCOME FUND LTD., L.P.
                                           (A LIMITED PARTNERSHIP)

                                           STATEMENTS OF CASH FLOW

                                                 (UNAUDITED)
                                                                                      Three Months Ended
                                                                                  --------------------------
                                                                                    March 31,     March 31,
                                                                                      1996          1995
                                                                                  ------------  ------------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Net Income                                                                        $ 24,827      $ 17,794
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                   118,145       112,675
      Changes in assets and liabilities:
         Increase in accounts receivable                                              (41,186)       (9,785)
         Increase in prepaid expenses and deposits                                     (9,404)      (10,935)
         Increase in deferred expenses                                                 (1,999)       (3,699)
         Increase in accounts payable and accrued expenses                             24,860        15,813
         Increase in refundable tenant deposits                                         1,315         2,157
                                                                                  ------------  ------------
         Total Adjustments                                                             91,731       106,226
                                                                                  ------------  ------------

         Net cash provided by operating activities                                    116,558       124,020

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Additions to investment property                                                   (15,344)      (10,110)
   Tenant finish reimbursements                                                        46,983             0
                                                                                  ------------  ------------
   Net cash provided by (used in) investing activities                                 31,639       (10,110)

CASH FLOWS USED IN FINANCING ACTIVITIES:
   Payments on mortgage notes payable                                                 (16,200)      (18,800)
                                                                                  ------------  ------------
   Net cash used in financing activities                                              (16,200)      (18,800)
                                                                                  ------------  ------------

NET INCREASE IN CASH                                                                  131,997        95,110

CASH, beginning of period                                                             656,904       744,883
                                                                                  ------------  ------------
CASH, end of period                                                                  $788,901      $839,993
                                                                                  ============  ============
CASH, paid for interest                                                              $ 31,076      $ 33,867
                                                                                  ============  ============

See notes to financial statements.


                          NOONEY INCOME FUND LTD., L.P.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

NOTE A:

Refer to the Registrant's financial statements for the fiscal year ended December 31, 1995 which are contained in the Registrant's Annual report on Form 10-K, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below.

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund., L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibilities of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 1996 and for all periods presented have been made.

NOTE C:

The Registrant's properties are managed by Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company. Certain general partners of the Registrant are officers and directors of Nooney Company. Nooney Income Investments, Inc., a general partner, is a 75% owned subsidiary of Nooney Company.

NOTE D:

The earnings per limited partnership unit for the three months ended March 31, 1996 and 1995 was computed on 15,180 units, the number of units outstanding during the periods.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations
- -------------------------------------------------------------------------

Liquidity and Capital Resources
- -------------------------------

    Cash on hand as of March 31, 1996 is $788,901, an increase of $131,997 from year end December 31, 1995. The increase in cash can be attributed to Oak Grove Commons and Leawood Fountain Plaza having strong first quarter operating results. With the positive operating results the Registrant expects the properties to adequately fund anticipated capital expenditures for the remainder of 1996. The anticipated capital expenditures are as follows:

                                          Other        Leasing
                                         Capital       Capital        Total
                                       ------------  ------------  ------------

Oak Grove Commons                           $     0      $ 47,900      $ 47,900
Leawood Fountain Plaza (76%)                $45,700      $108,300      $154,000
                                       ------------  ------------  ------------
                                            $45,700      $156,200      $201,900
                                       ============  ============  ============

    During the remainder of 1996, approximately $250,500 of capital expenditures are expected. Oak Grove Commons and Leawood Fountain Plaza leasing capital includes funds for tenant alterations and lease commission for new and renewal leases. Other capital expenditures at Leawood Fountain Plaza include expenditures to the property to meet current ADA requirements, repair of minor structural problems, painting the building exteriors, wood and stucco and repair of some of the properties sidewalks and curbing.

    In June 1995, the Registrant successfully negotiated the renewal of the first mortgage debt secured by Oak Grove Commons for a period of one year effective July 1, 1995. The interest rate will remain at 1% over the prime rate. Monthly principal payments will be $5,400.

Results of Operations by Property
- ---------------------------------

The results of operations for the Registrant's properties for the quarters ended March 31, 1996 and 1995 are detailed in the schedule below. Expenses and revenues of the Registrant are excluded.

                                                                     Leawood
                                                      Oak Grove      Fountain
                                                       Commons      Plaza (76%)
                                                     ------------  ------------

1996
- ----
Revenues                                                 $213,994      $206,797
Expenses                                                 $168,619      $198,840
                                                     ------------  ------------
Net Income                                               $ 45,375      $  7,957
                                                     ============  ============

1995
- ----
Revenues                                                 $195,222      $207,407
Expenses                                                 $174,032      $184,001
                                                     ------------  ------------
Net Income                                               $ 21,190      $ 23,406
                                                     ============  ============

    For the quarter ended March 31, 1996 and 1995 Oak Grove Commons net income was $45,375 and $21,190, respectively. The increase in income can be attributed to an increase in occupancy. As of March 31, 1996 occupancy is 100% while at March 31, 1995 occupancy was 91%. As revenues increased expenses at Oak Grove Commons decreased from $174,032 to $168,619 for the quarter ended March 31, 1995 and 1996, respectively. The decrease is attributable to vacancy expenses ($5,070) and real estate taxes ($3,138) offset by an increase in insurance ($1,767). At Leawood Fountain Plaza net income decreased $15,449 due primarily to an increase in operating expenses. Revenues for the quarters ended March 31, 1996 and 1995 remained relatively stable. The operating expense increase can be attributed to increases in bad debt expense ($3,083), insurance ($2,327), repairs and maintenance ($4,186), snow removal ($3,402) and real estate taxes ($2,161).

    The occupancy levels at the Registrant's properties during the first quarter of 1996 remained high. These high levels can be attributed to the Registrant's ability to lease up space as it becomes available. The occupancy levels at the Registrant's properties are listed below.

                                                 Occupancy Levels at March 31,
                                                -------------------------------
Property                                          1996       1995       1994
- ----------------------------------------------  ---------  ---------  ---------

Oak Grove Commons                                 100%        91%        64%
Leawood Fountain Plaza (76%)                       91%        92%        92%

    Occupancy at Oak Grove Commons remained at 100% for the entire first quarter of 1996 with the renewal of one tenant occupying 5,621 square feet or

4.08%. At Oak Grove Commons a single tenant occupies approximately 10% of the available space and their lease expires in December 1997.

    During the first quarter of 1996 leasing activity at Leawood Fountain Plaza netted a decrease in occupancy of 1%. The Registrant executed two new leases totaling 1,764 square feet and renewed two leases totaling 1,903 square feet. Two tenants vacated their suites totaling 3,109 square feet. The property has one major tenant that lease approximately 10% of the available space and their lease expires in July 1999.


Results of Consolidated Operations for 1996
- -------------------------------------------

    As of March 31, 1996, the Registrant's consolidated revenues are $421,449, an increase of $14,602 when compared to quarter ended March 31, 1995. The 3.59% increase in revenues can be attributed to the increase revenues at Oak Grove Commons. At Oak Grove Commons rental income increased $21,250 due to higher average occupancy when comparing first quarter 1996 to 1995. Offsetting the increases in rental income were decreases in common area maintenance income ($2,580) at Oak Grove Commons along with decreases in escalation income ($1,498) at Leawood Fountain Plaza. Both of these decreases relate to lease rollover and the corresponding adjustments to tenant base years.

    Consolidated expenses for the quarter ended March 31, 1996 and 1995 are $396,622 and $389,053, respectively. The increase of $7,569 or 1.95% is attributable to increases in depreciation and amortization along with other operating expenses. The increase in depreciation and amortization relate to the capital expenditures for tenant finish and lease commissions the Registrant funded during 1995 to lease up Oak Grove Commons and maintain occupancy at Leawood Fountain Plaza. The increase in other operating expenses is attributable to increases in insurance costs ($5,769), snow removal ($4,132) and repair and maintenance ($3,792), offset by decreases in vacancy expenses ($5,344) and professional services ($3,678).


Results of Consolidated Operations for 1995
- -------------------------------------------

    Consolidated revenues for the quarter ended March 31, 1995 was $406,847, an increase of $62,401 from quarter ended March 31, 1994. The significant increase in revenues relate primarily to Oak Grove Commons as the property's occupancy increased from an average of 64% during the first quarter of 1994 compared to average occupancy of 91% during the first quarter of 1995. Revenues at Leawood Fountain Plaza remained relatively stable when comparing results from March 31, 1995 to March 31, 1994.

    As of March 31, 1995 and 1994 consolidated expenses were $389,053 and $362,630, respectively. The increase in consolidated expenses is attributable to increases in interest expense and depreciation and amortization offset by a decrease in other operating expenses. The increase in interest expense coincides with the increase in interest rates. With the increase in interest rates the Registrant's floating rate debt is adversely affected. The increase in depreciation and amortization relates to the increases in capital expenditures throughout 1994. The capital expenditure increase is due to increased occupancy and the cost associated with building out the new tenants space. The decrease in other operating expenses pertains to decreases in insurance ($8,272), snow removal ($17,824) and vacancy expenses ($4,505) offset by increases in utilities ($5,466), professional services ($14,109) and management fees ($3,719).


Inflation
- ---------

    The effects of inflation did not have a material impact upon the Registrant's operation in fiscal 1995, and are not expected to materially affect the Registrant's operation in 1996.


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits -- See Exhibit Index on Page 10.

         (b) Reports on Form 8-K


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NOONEY INCOME FUND LTD., L.P.

Dated: 5/14/96                        By: /s/ Gregory J. Nooney, Jr.
                                          -------------------------------------
                                          Gregory J. Nooney, Jr.
                                          General Partner

                                      Nooney Income Investments, Inc.

                                      By: /s/ Gregory J. Nooney, Jr.
                                          -------------------------------------
                                          Gregory J. Nooney, Jr.
                                          Chairman of the Board and
                                          Chief Executive Officer

                                      By: /s/ Patricia A. Nooney - Director
                                          -------------------------------------
                                          Senior Vice President and Secretary

                                          BEING A MAJORITY OF THE DIRECTORS

                                  EXHIBIT INDEX

Exhibit Number   Description
- --------------   --------------------------------------------------------------

3 Amended and Restated Agreement and Certificate of Limited Partnership, dated November 7, 1983, is incorporated by reference to the Prospectus contained in Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 under the Securities Act of 1933 (File No. 2-85683)

27 Financial Data Schedule (provided for the information of the U.S. Securities and Exchange Commission only)