Form 10-Q
period 1996-06-30
NOONEY INCOME FUND LTD LP
filed 1996-08-15
CIK 725266

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

                         Commission file number 0-13241

                         NOONEY INCOME FUND LTD., L.P.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                                    Missouri
- --------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   43-1302570
- --------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                        63105
- --------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (314) 863-7700


- --------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable
date           .
    -----------

                               Page 1 of 11 pages

PART I
Item 1 - Financial Statements:

                                                    NOONEY INCOME FUND LTD., L.P.
                                                       (A LIMITED PARTNERSHIP)

                                                            BALANCE SHEET

                                                                                                    June 30,          December 31,
                                                                                                      1996                1995
                                                                                                   (Unaudited)
                                                                                                 ---------------     ---------------

ASSETS:
         Cash and cash equivalents .........................................................     $       824,171     $       656,904
         Accounts receivable ...............................................................             127,691             117,000
         Investment property, at cost:
           Land ............................................................................           1,946,169           1,946,169
           Buildings and improvements ......................................................           8,196,893           8,254,994
                                                                                                 ---------------     ---------------
                                                                                                      10,143,062          10,201,163
           Less accumulated depreciation ...................................................           4,236,716           4,063,922
                                                                                                 ---------------     ---------------
                                                                                                       5,906,346           6,137,241
          Deferred expenses - At amortized cost ............................................             102,875             117,880
                                                                                                 ---------------     ---------------

                                                                                                 $     6,961,083     $     7,029,025
                                                                                                 ===============     ===============
LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
         Accounts payable and accrued expenses .............................................     $        48,083     $        72,550
         Accrued real estate taxes .........................................................             151,834             152,265
         Mortgage notes payable ............................................................           1,294,200           1,326,600
         Refundable tenant deposits ........................................................             113,050             110,121
                                                                                                 ---------------     ---------------

             Total liabilities .............................................................           1,607,167           1,661,536

Partners' Equity ...........................................................................           5,353,916           5,367,489
                                                                                                 ---------------     ---------------

                                                                                                 $     6,961,083     $     7,029,025
                                                                                                 ===============     ===============

SEE NOTES TO FINANCIAL STATEMENTS

                                                   NOONEY INCOME FUND LTD., L.P.
                                                       (A LIMITED PARTNERSHIP)

                                            STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                                             (UNAUDITED)
                                                                             Three Months Ended                Six Months Ended
                                                                         ---------------------------     ---------------------------
                                                                           June 30,       June 30,         June 30,       June 30,
                                                                            1996            1995             1996           1995
                                                                                         As Restated                    As Restated
                                                                                         See Note E                      See Note E
                                                                         -----------     -----------     -----------    ------------

REVENUES:
         Rental and other income ....................................    $   429,985     $   388,980     $   839,750    $   789,643
         Interest ...................................................          5,368           5,478           9,112         11,665
                                                                         -----------     -----------     -----------    -----------
                                                                             435,353         394,458         848,862        801,308

EXPENSES:
         Interest ...................................................         30,394          34,499          61,470         68,365
         Depreciation and amortization ..............................        116,145         127,160         234,290        239,835
         Real estate taxes ..........................................         54,377          39,373         105,821         91,795
         Property management fees paid to
          Nooney Krombach Company ...................................         26,255          23,679          51,318         47,837
         Reimbursement to Nooney Krombach
          Company for partnership management
          services and indirect expenses ............................          6,250           6,250          12,500         12,500
         Other operating expenses ...................................        134,901         153,421         291,605       313,106
                                                                         -----------     -----------     -----------    -----------
                                                                             368,322         384,382         757,004        773,438
                                                                         -----------     -----------     -----------    -----------

NET INCOME ..........................................................    $    67,031     $    10,076     $    91,858    $    27,870
                                                                         ===========     ===========     ===========    ===========
NET INCOME (LOSS) PER LIMITED
 PARTNERSHIP ........................................................    $      3.68    $     (0.02)    $      5.30    $      0.54
                                                                         ===========     ===========     ===========    ===========

PARTNERS' EQUITY:
         Beginning of Period ........................................    $ 5,392,316     $ 5,408,364     $ 5,367,489    $ 5,390,570
         Net Income .................................................         67,031          10,076          91,858         27,870
         Cash distributions to partners .............................       (105,431)       (105,425)       (105,431)      (105,425)
                                                                         -----------     -----------     -----------    -----------
         End of Period ..............................................    $ 5,353,916     $ 5,313,015     $ 5,353,916    $ 5,313,015
                                                                         ===========     ===========     ===========    ===========

SEE NOTES TO FINANCIAL STATEMENTS

                                       -3-

                                                    NOONEY INCOME FUND LTD., L.P.
                                                       (A LIMITED PARTNERSHIP)

                                                       STATEMENTS OF CASH FLOW
                                                             (UNAUDITED)
                                                                                  Three Months Ended           Six Months Ended
                                                                              -------------------------   --------------------------
                                                                               June 30,       June 30,     June 30,       June 30,
                                                                                  1996          1995         1996           1995
                                                                                            As Restated                 As Restated
                                                                                             See Note E                  See Note E
                                                                              -----------   -----------   -----------   ------------

CASH FLOWS FROM
 OPERATING ACTIVITIES:
         Net Income (Loss) .................................................  $    67,031   $    10,076   $    91,857   $    27,870
         Adjustments to reconcile net income (loss)
          to net cash provided by (used in)
          operating activities:
           Depreciation and amortization ...................................      116,145       127,160       234,290       239,835

          Changes in assets and liabilities:
           (Increase)Decrease in accounts receivable .......................       30,495        (6,648)      (10,691)      (16,433)
           Decrease(Increase) in prepaid expenses ..........................          172           346        (9,232)      (10,589)
           Increase in deferred assets .....................................         (130)      (12,685)       (2,129)      (16,385)
           Increase (Decrease) in accounts payable and
             accrued expenses ..............................................      (49,758)      162,853       (24,898)      178,666
           Increase in refundable tenant deposits ..........................        1,614         3,915         2,929         6,072
                                                                              -----------   -----------   -----------   -----------

           Total Adjustments ...............................................       98,539       274,941       190,269       381,166
                                                                              -----------   -----------   -----------   -----------

           Net cash provided by
            operating activities ...........................................      165,569       285,017       282,127       409,036

CASH FLOWS FROM INVESTING ACTIVITIES:

         Adjustments to investment property ................................       (8,668)     (316,967)       22,971      (327,076)
                                                                              -----------   -----------   -----------   -----------

         Net cash used in  investing activities ............................       (8,668)     (316,967)       22,971      (327,076)

CASH FLOWS FROM FINANCING
         ACTIVITIES:
         Cash distributions to partners ....................................     (105,431)     (105,425)     (105,431)     (105,425)
         Payments on notes payable .........................................      (16,200)      (14,100)      (32,400)      (32,900)
                                                                              -----------   -----------   -----------   -----------

         Net cash used in financing activities .............................     (121,631)     (119,525)      137,831      (138,325)
                                                                              -----------   -----------   -----------   -----------

NET (DECREASE) INCREASE IN CASH ............................................       35,270      (151,475)      167,267       (56,365)

CASH, beginning of period ..................................................      788,901       839,993       656,904       744,883
                                                                              -----------   -----------   -----------   -----------

CASH, end of period ........................................................  $   824,171   $   688,518   $   824,171   $   688,518
                                                                              ===========   ===========   ===========   ===========

CASH paid for interest .....................................................  $    30,394   $    34,499   $    61,470   $    68,365
                                                                              ===========   ===========   ===========   ===========

SEE NOTES TO FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

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

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund., L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibilities of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 1996 and for all periods presented have been made.

NOTE C:

The Registrant's properties are managed by Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company. Certain general partners of the Registrant are officers and directors of Nooney Company. Nooney Income Investments, Inc., a general partner, is a 75% owned subsidiary of Nooney Company.

NOTE D:

The earnings per limited partnership unit for the three months and six ended June 30, 1996 and 1995 was computed on 15,180 units, the number of units outstanding during the periods.

NOTE E:

Subsequent to the filing of the 1995 10-Q's, the Registrant's management determined that certain adjustments were not properly reflected in the quarterly financial statements. The adjustments were as follows:

(I) Depreciation expense had previously been overstated as a result of a computational error. The adjustment results in a reduction of depreciation expense and an increase in net income of $25,658 for the quarter ended June 30, 1995. The aforementioned adjustment was properly reflected in the December 31, 1995 financial statements.

(ii) Certain net income per limited partnership unit amounts have also been restated to reflect an error made in the previous per unit calculations.

ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         Cash on hand as of June 30, 1996 is $824,171, an increase of $167,267 from year end December 31, 1995. The increase in cash can be attributed to Oak Grove Commons and Leawood Fountain Plaza having strong first and second quarter operating results. Also contributing to the increase in cash was the receipt from a tenant at Leawood Fountain Plaza for the reimbursement of tenant finish costs expended in 1995. With the positive operating results the Registrant expects the properties to adequately fund anticipated capital expenditures for the remainder of 1996. The anticipated capital expenditures are as follows:

                                                    Other     Leasing
                                                   Capital    Capital    Total
                                                  --------   --------   --------

Oak Grove Commons .............................   $      0   $ 38,900   $ 38,900
Leawood Fountain Plaza (76%) ..................     44,600     75,000    119,600
                                                  --------   --------   --------
                                                  $ 44,600   $113,900   $158,500
                                                  ========   ========   ========

         During the remainder of 1996, approximately $158,500 of capital expenditures are expected. Oak Grove Commons and Leawood Fountain Plaza leasing capital includes funds for tenant alterations and lease commission for new and renewal leases. Other capital expenditures at Leawood Fountain Plaza include expenditures to the property to meet current ADA requirements, repair of minor structural problems, painting the building exteriors, wood, and stucco and repair of some of the property's sidewalks and curbing.


Results of Property Operations

         The results of operations for the Registrant's properties for the quarters ended June 30, 1996 and 1995 are detailed in the schedule below. Expenses and revenues of the Registrant are excluded.

                                                                      Leawood
                                                         Oak Grove    Fountain
                                                          Commons    Plaza (76%)
                                                          --------   -----------

1996
- ----
Revenues ...........................................      $216,809    $220,778
Expenses ...........................................       155,263     219,899
                                                          --------    --------
Net Income .........................................      $ 61,546    $    879
                                                          ========    ========

                                                                        Leawood
                                                         Oak Grove     Fountain
                                                          Commons    Plaza (76%)
                                                          --------   -----------
1995
- ----
Revenues ..........................................     $ 189,019     $ 205,640
Expenses ..........................................       160,607       224,180
                                                        ---------     ---------
Net Income (Loss) .................................     $  28,412     $ (18,540)
                                                        =========     =========

         For the quarter ended June 30, 1996 and 1995 Oak Grove Commons net income was $61,546 and $28,412, respectively. The increase in income can be attributed to an increase in occupancy. Average occupancy for the second quarter of 1996 was 99% while in the second quarter of 1995 average occupancy was 93%. In addition to an increase in occupancy, the Registrant has been able to increase rental rates upon lease renewal and the signing of new leases. As revenues increased expenses at Oak Grove Commons decreased from $160,607 to $155,263 for the quarter ended June 30, 1995 and 1996, respectively. The decrease can be attributed to interest expenses ($4,105) and amortization expenses ($6,373) offset by an increase in management fees ($2,038).

         At Leawood Fountain Plaza net income (loss) increased $19,419 due to both an increase in revenues and a decrease in operating expenses. Revenues for the quarter ended June 30, 1996 when compared to the same period ended June 30, 1995 increased $15,138. The increase can be attributed to increase in rental income and expense recovery income. The increase in rental income relates to lease rate increases the Registrant has been able to obtain when renewing and underwriting new leases. The increase in expense recovery income can be attributed to an increase in expenses from 1994 to 1995. Even though operating expenses have slightly decreased in 1996 when compared to 1995, the estimated expense recovery payments are based on 1995 actual expenses. The operating expense decrease can be attributed to decreases in repairs and maintenance ($5,234) that related to a reduction in minor building repairs, painting and decorating ($5,119) offset by increases in cleaning ($4,099) caused by an increase in pricing and bad debt expense ($3,083).

         The occupancy levels at the Registrant's properties during the second quarter of 1996 remained at high levels. These high levels can be attributed to the Registrant's ability to lease up space as it becomes available. The occupancy levels at the Registrant's properties are listed below.

                                               Occupancy Levels at June 30,
Property                                 1996              1995             1994
- --------                                 ----              ----             ----

Oak Grove Commons                         98%               95%              74%
Leawood Fountain Plaza (76%)              93%               93%              91%

         Occupancy at Oak Grove Commons during the second quarter decreased from 100% to 98% through the move-out of a single tenant occupying 2,103 square feet. The property did not have any new leases or renewals. At Oak Grove Commons a single tenant occupies approximately 10% of the available space and their lease expires in December 1997.

         During the second quarter of 1996 leasing activity at Leawood Fountain Plaza netted an increase in occupancy of 2%. The Registrant executed two new leases totaling 1,537 square feet and renewed two leases totaling 2,926 square feet. The property has one major tenant that leases approximately 10% of the available space and their lease expires in July 1999.


1996 Comparison

         As of June 30, 1996, the Registrant's consolidated revenues for the quarter ended and six month period ended are $435,353 and $848,862, respectively. Revenues increase of $40,895 and $47,554 when compared to quarter and six month period ended June 30, 1995. The increase in revenues can be attributed to increases in rental income at both Oak Grove Commons and Leawood Fountain Plaza. Oak Grove Commons rental income increased due to higher average occupancy when comparing first and second quarter 1996to 1995. At Leawood Fountain Plaza rental income increase relates to lease rate increases the Registrant has been able to obtain when renewing and underwriting new leases. Additionally, the property had an increase in expense recovery income which was caused by an increase in expenses from 1994 and 1995. Even though operating expenses have slightly decreased in 1996 when compared to 1995, the estimated expense recovery payments are based on 1995 actual expenses.

         Consolidated expenses for the quarter ended June 30, 1996 and 1995 are $368,322 and $384,382, respectively. For the six month periods ended June 30, 1996 and 1995 consolidated expenses are $757,004 and $773,438, respectively. The decrease in consolidated expenses for both the quarter ended and six month period ended can be attributed to decreases in depreciation and amortization and other operating expenses offset by an increase in real estate taxes. The decrease in depreciation and amortization relates to certain capital expenditures for lease commissions that have become fully amortized. The decrease in other operating expenses is attributable to decreases in professional services ($13,710), painting and decorating ($5,119) and parking lot maintenance ($5,452). The increase in real estate taxes is attributable to assessment and rate changes at Oak Grove Commons.


1995 Comparison

         As of June 30, 1995, the Registrant's consolidated revenues are $394,458 for the quarter ended and $801,308 for the six month period ended. The revenues have increased approximately 14.50% over the same six month period ended June 30, 1994.

         The increase in consolidated revenues of approximately 14.50% or $101,436 can be attributed to Oak Grove Commons. Though Oak Grove Commons accounted for a majority of the revenue increase on a consolidated basis, Leawood Fountain Plaza's revenues slightly increased when compared to the quarter and six month period ended June 30, 1994 and 1995. The significant increase in revenues at Oak Grove Commons increased in direct correlation with increases in tenant occupancy. During the period from July 1, 1994 to June 30, 1995 occupancy increased approximately 21%. Revenues had a similar increase.

         As of June 30, 1995 and 1994 consolidated expenses for the quarter ended were $384,382 and $352,187, respectively. For the six month period ended June 30, 1995 and 1994, consolidated expenses were $773,438 and $714,817, respectively. The increase in consolidated expenses for the quarter ended can be attributed to increases in interest expense, amortization and other operating expenses offset by a decrease in real estate taxes. The increase in interest expense is due to increases in the prime interest rate since June 30, 1994. The debt on Oak Grove Commons floats at 1% over the prime rate. Amortization expense increased due to an increase in capital expenditures (i.e., lease commissions and tenant alterations) at Oak Grove Commons which directly correlates with the increase in occupancy. Other operating expenses increased $12,747 and can be attributed to increases in professional services, repairs and maintenance offset by a decrease in vacancy expenses and snow removal. The decrease in real estate taxes is comprised of an increase at Leawood Fountain Plaza offset by a decrease at Oak Grove Commons. The changes in real estate taxes are attributable to rate changes and/or property reassessment.

         For the six month period ended June 30, 1995 consolidated expenses increased $58,621 when compared to the same period ended June 30, 1994. The increase in consolidated expenses for the six month period relate to increases in interest expense, amortization, management fee expense and other operating expenses offset by a decrease in real estate taxes. As describe in the previous paragraph, the changes in interest expense, amortization, other operating expenses and real estate taxes were similar for both the quarter ended and six month period ended June 30, 1995. Management fee expense increase due to the significant increase in revenues at Oak Grove Commons.


Inflation

         The effects of inflation did not have a material impact upon the Registrant's operations in fiscal year 1995, and are not expected to materially affect the Registrant's operations in 1996.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             See Exhibit Index.

         (b) Reports on Form 8-K

             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly autorized.


                                            NOONEY INCOME FUND LTD., L.P.


Dated: August 14, 1996                      By: /s/ Gregory J. Nooney, Jr.
                                                --------------------------------
                                                Gregory J. Nooney, Jr.
                                                General Partner


                                            Nooney Income Investments, Inc.

                                            By: /s/ Gregory J. Nooney, Jr.
                                                --------------------------------
                                                Gregory J. Nooney, Jr.
                                                Chairman of the Board and
                                                Chief Executive Officer

                                            By: /s/ Patricia A. Nooney
                                                --------------------------------
                                                Director
                                                Senior Vice President and
                                                Secretary

                                            BEING A MAJORITY OF THE DIRECTORS

                               INDEX TO EXHIBITS

Exhibit No.  Description
- -----------  -------------------------------------------------------------------

 3 Amended and Restated Agreement and Certificate of Limited Partnership dated November 7, 1983, is incorporated by reference to the Prospectus contained in Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 under the Securities Act of 1933 (File No. 2-85683).

27 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)