Form 10-Q
period 1996-09-30
NOONEY INCOME FUND LTD LP
filed 1996-11-14
CIK 725266

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to
                                        ----------    ----------

                         Commission file number 0-13241

                         NOONEY INCOME FUND LTD., L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                                    Missouri
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   43-1302570
--------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                              63105
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable
date           .
     ----------

                               Page 1 of 11 pages

                                                    NOONEY INCOME FUND LTD., L.P.
                                                       (A LIMITED PARTNERSHIP)

                                                           BALANCE SHEETS
                                                                                                         September 30,  December 31,
                                                                                                             1996           1995
                                                                                                         (Unaudited)
                                                                                                         ------------   ------------

ASSETS:

           Cash ......................................................................................   $    892,145   $    656,904
           Accounts receivable .......................................................................         68,506        117,000
           Prepaid expenses ..........................................................................         15,278         10,252
           Investment property, at cost:
             Land ....................................................................................      1,946,169      1,946,169
             Buildings and improvements ..............................................................      8,218,945      8,254,994
                                                                                                         ------------   ------------
                                                                                                           10,165,114     10,201,163
             Less accumulated depreciation ...........................................................      4,311,798      4,063,922
                                                                                                         ------------   ------------
                                                                                                            5,853,316      6,137,241
           Deferred expenses - At amortized cost .....................................................         76,231        107,628
                                                                                                         ------------   ------------
                                                                                                         $  6,905,476   $  7,029,025
                                                                                                         ============   ============

LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
           Accounts payable and accrued expenses .....................................................   $     25,995   $     72,550
           Accrued real estate taxes .................................................................        155,625        152,265
           Refundable tenant deposits ................................................................        114,723        110,121
           Mortgage notes payable ....................................................................      1,278,000      1,326,600
                                                                                                         ------------   ------------
                 Total liabilities ...................................................................      1,574,343      1,661,536
Partners' Equity .....................................................................................      5,331,133      5,367,489
                                                                                                         ------------   ------------
                                                                                                         $  6,905,476   $  7,029,025
                                                                                                         ============   ============

SEE NOTES TO FINANCIAL STATEMENTS

                                                    NOONEY INCOME FUND LTD., L.P.
                                                       (A LIMITED PARTNERSHIP)

                                            STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                                             (UNAUDITED)
                                                                                Three Months Ended            Nine Months Ended
                                                                            --------------------------   --------------------------
                                                                             Sept. 30,      Sept. 30,     Sept. 30,      Sept. 30,
                                                                                1996           1995          1996           1995
                                                                            -----------    -----------   -----------    -----------

REVENUES:
           Rental and other income ......................................   $   409,423    $   414,040   $ 1,257,112    $ 1,203,681
           Interest .....................................................         5,307          3,741        14,419         15,405
                                                                            -----------    -----------   -----------    -----------
                                                                                414,730        417,781     1,271,531      1,219,086

EXPENSES:
           Interest .....................................................        30,338         33,663        91,808        102,028
           Depreciation and amortization ................................       121,516        119,241       355,807        359,076
           Real estate taxes ............................................        51,875         49,821       157,696        141,616
           Property management fees paid to Nooney Krombach Company .....        25,079         24,934        76,397         72,771
           Reimbursement to Nooney Krombach Company for partnership
            management services and indirect expenses ...................         6,250          6,250        18,750         18,750
           Other operating expenses .....................................       202,455        132,542       501,999        445,645
                                                                            -----------    -----------   -----------    -----------
                                                                                437,513        366,451     1,202,457      1,139,886
                                                                            -----------    -----------   -----------    -----------
NET (LOSS) INCOME .......................................................   $   (22,783)   $    51,330   $    69,074    $    79,200
                                                                            ===========    ===========   ===========    ===========
NET (LOSS) INCOME PER LIMITED PARTNERSHIP ...............................   $     (1.48)   $      2.40   $      3.82    $      2.74
                                                                            ===========    ===========   ===========    ===========

PARTNERS' EQUITY:
           Beginning of Period ..........................................   $ 5,353,916    $ 5,313,015   $ 5,367,489    $ 5,390,570
           Net (Loss) Income ............................................       (22,783)        51,330        69,074         79,200
           Cash Distribution to partners ................................           -0-            -0-      (105,430)      (105,425)
                                                                            -----------    -----------   -----------    -----------
           End of Period ................................................   $ 5,331,133    $ 5,364,345   $ 5,331,133    $ 5,364,345
                                                                            ===========    ===========   ===========    ===========

SEE NOTES TO FINANCIAL STATEMENTS

                                                    NOONEY INCOME FUND LTD., L.P.
                                                       (A LIMITED PARTNERSHIP)

                                                      STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)
                                                                         Three Months Ended                Nine Months Ended
                                                                   ------------------------------    ------------------------------
                                                                   September 30,    September 30,    September 30,    September 30,
                                                                       1996             1995             1996             1995
                                                                   -------------    -------------    -------------    -------------

CASH FLOWS PROVIDED FROM OPERATING ACTIVITIES:
      Net (Loss) Income ........................................   $     (22,783)   $      51,330    $      69,074    $      79,200
      Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
       Depreciation and amortization ...........................         121,516          119,241          355,807          359,076

       Changes in assets and liabilities:
         Decrease (Increase) in accounts receivable ............          59,186           10,768           48,494           (5,665)
         Decrease (Increase) in prepaid expenses ...............           4,206           (3,933)          (5,026)         (14,522)
         Increase in deferred expenses .........................          (5,208)         (19,959)          (7,336)         (36,343)
         (Decrease) Increase in accounts payable and accrued
           expenses ............................................         (22,088)        (172,643)         (46,555)             211
         (Decrease) Increase in accrued real estate taxes ......           3,791          (14,692)           3,360           (8,880)
         Increase in refundable tenant deposits ................           1,674            5,056            4,602           11,128
                                                                   -------------    -------------    -------------    -------------
         Total Adjustments .....................................         163,077          (76,162)         353,346          305,005
                                                                   -------------    -------------    -------------    -------------
         Net cash provided by (used in) operating activities ...         140,294          (24,832)         422,420          384,205

CASH FLOWS USED IN INVESTING ACTIVITIES:
      Net additions to investment property .....................         (56,120)         (14,579)         (33,149)        (341,656)
                                                                   -------------    -------------    -------------    -------------
      Net cash used in investing activities ....................         (56,120)         (14,579)         (33,149)        (341,656)

CASH FLOWS USED IN FINANCING ACTIVITIES:
      Cash distributions to partners ...........................             -0-              -0-         (105,430)        (105,425)
      Payments on notes payable ................................         (16,200)         (11,500)         (48,600)         (44,400)
                                                                   -------------    -------------    -------------    -------------
      Net cash used in financing activities ....................         (16,200)         (11,500)        (154,030)        (149,825)
                                                                   -------------    -------------    -------------    -------------
NET INCREASE (DECREASE) IN CASH ................................          67,974          (50,911)         235,241         (107,276)
CASH, beginning of period ......................................         824,171          688,518          656,904          744,883
                                                                   -------------    -------------    -------------    -------------
CASH, end of period ............................................   $     892,145    $     637,607    $     892,145    $     637,607
                                                                   =============    =============    =============    =============
CASH, paid for interest ........................................   $      30,338    $      33,663    $      91,808    $     102,028
                                                                   =============    =============    =============    =============

SEE NOTES TO FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

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

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund., L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibilities of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 1996 and for all periods presented have been made.

NOTE C:

The Registrant's properties are managed by Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company. Certain general partners of the Registrant are officers and directors of Nooney Company. Nooney Income Investments, Inc., a general partner, is a 75% owned subsidiary of Nooney Company.

NOTE D:

The earnings per limited partnership unit for the three and nine months ended September 30, 1996 and 1995 was computed on 15,180 units, the number of units outstanding during the periods.

ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash on hand as of September 30, 1996 is $892,145, an increase of $235,241 from year end December 31, 1995. The increase in cash can be attributed to strong operating results for the nine month period commencing January 1, 1996 at both Oak Grove Commons and Leawood Fountain Plaza. With the increase in cash the Registrant has been able to fund a $6.25 per Limited Partner unit distribution and reduce the property's debt by $48,600. The Registrant expects the properties to adequately fund anticipated capital expenditures for the remainder of 1996. The anticipated capital expenditures are as follows:

                                                      Other    Leasing
                                                     Capital   Capital    Total
                                                     -------   -------   -------

Oak Grove Commons ................................   $10,900   $19,500   $30,400
Leawood Fountain Plaza (76%) .....................    28,900    36,500    65,400
                                                     -------   -------   -------
                                                     $39,800   $56,000   $95,800
                                                     =======   =======   =======

During the remainder of 1996, approximately $95,800 of capital expenditures are expected. Oak Grove Commons and Leawood Fountain Plaza leasing capital includes funds for tenant alterations and lease commission for new and renewal leases. Other capital costs at Oak Grove Commons relate to the replacement of certain HVAC units. Other capital expenditures at Leawood Fountain Plaza include expenditures to the property to meet current ADA requirements, repair of minor structural problems, painting the building exteriors and stucco and repair of the property's sidewalks and curbing.


Results of Property Operations

The results of operations for the Registrant's properties for the quarters ended September 30, 1996 and 1995 are detailed in the schedule below. Expenses and revenues of the Registrant are excluded.

                                                                     Leawood
                                                    Oak Grove        Fountain
                                                     Commons        Plaza (76%)
                                                   ------------    ------------

                        1996
------------------------------------------------

Revenues .......................................   $    213,338    $    204,878
Expenses .......................................        230,559         214,923
                                                   ------------    ------------
Net Loss .......................................   $    (17,221)   $    (10,045)
                                                   ============    ============

                        1995
------------------------------------------------

Revenues .......................................   $    212,394    $    203,175
Expenses .......................................        176,169         199,936
                                                   ------------    ------------
Net Income .....................................   $     36,225    $      3,239
                                                   ============    ============

For the quarter ended September 30, 1996 when compared to the quarter ending results from September 30, 1995, Oak Grove Commons and Leawood Fountain Plaza had decreases in net income stemming from increases in operating expenses. Revenues at both properties during the quarters remained relatively stable. Operating expenses at Oak Grove Commons increased $54,390 due primarily to the cost of preventative maintenance on the property's sprinkler system and the repairing, sealing and striping of the parking lots. At Leawood Fountain Plaza, the increase in operating expenses can be attributed to the repairing, sealing and patching of the properties parking lot.

The occupancy levels at the Registrant's properties during the third quarter of 1996 remained at high levels. These high levels can be attributed to the Registrant's ability to lease space as it becomes available. The occupancy levels at the Registrant's properties are listed below.

                                               Occupancy Levels at September 30,
                                               ---------------------------------
Property                                             1996    1995    1994
---------------------------------------------        ----    ----    ----

Oak Grove Commons ...........................         96%    100%     80%
Leawood Fountain Plaza (76%) ................         90%     96%     94%

Occupancy at Oak Grove Commons during the third quarter decreased from 98% to 96% through the move-out of three tenants occupying 8,951 square feet. The Registrant during the quarter renewed one lease (1,150 square feet) and signed two new leases totaling 5,951 square feet. At Oak Grove Commons a single tenant occupies approximately 10% of the available space and their lease expires in December 1997.

During the third quarter of 1996 leasing activity at Leawood Fountain Plaza netted a decrease in occupancy of 3% due to the move-out of three tenants occupying 2,447 square feet. Offsetting the tenant move-outs, the Registrant executed one new lease totaling 501 square feet and renewed one lease totaling 1,649 square feet. The property has one major tenant who leases approximately 10% of the available space and their lease expires in July 1999.


Results of Consolidated Operations 1996

As of September 30, 1996, the Registrant's consolidated revenues for the quarter ended and nine month period ended are $414,730 and $1,271,531, respectively. Revenues for the quarter ended September 30, 1996 when compared to the same period ended September 30, 1995 remained relatively stable. For the nine month period ended September 30, 1996 revenues increased $52,445 or 4.3% when compared to the nine month period ended September 30, 1995. The increase in revenues can be attributed to increases in rental income at Oak Grove Commons and expense recovery income at Leawood Fountain Plaza. These increases were offset by decreases in rent concessions. At Oak Grove Commons rental income increased due to higher average occupancy when comparing the first three quarters of 1996 to 1995. At Leawood Fountain Plaza expense recovery income increased due to an increase in expenses from 1994 to 1995. As recoverable expenses increase from year to year, the Registrant has the ability to pass through these increases to the property's tenants.

Consolidated expenses for the quarter ended September 30, 1996 and 1995 are $437,513 and $366,451, respectively. For the nine month periods ended September 30, 1996 and 1995 consolidated expenses are $1,202,457 and $1,139,886, repsectively. The increase in consolidated expenses for the quarter ended can be attributed to expenditures at both Oak Grove Commons and Leawood Fountain

Plaza for parking lot repairs, paving and sealing. Along with the parking lot repairs, the Registrant performed preventative maintenance on the buildings sprinkler system at Oak Grove Commons. For the nine month period ended the increase can be attributed to the expenditures previously noted offset by a decrease in interest expense which is a direct result of declining interest rates on the Registrant's floating rate debt.


Results of Consolidated Operations 1995

As of September 30, 1995, the Registrant's consolidated revenues are $417,781 for the quarter ended and $1,219,086 for the nine month period ended. The revenues have increased $40, 360 or 10.69% for the quarter ended September 30, 1995 and $141,793 or 13.16% for the nine month period ended September 30, 1995 when compared to the same periods ended September 30, 1994.

A majority of the increase in consolidated revenue for the quarter ended and nine month period ended relate to Oak Grove Commons. At Oak Grove Commons revenues increased $45,008 and $143,697 for the quarter ended and nine month period ended September 30, 1995 when compared to the same periods ended September 30, 1994. The significant increase in revenues at Oak Grove Commons is attributable to rental income. Rental income has increased as occupancy has increased. During the period October 1, 1994 through September 30, 1995 occupancy increased from 80% to 100%. Revenues at Leawood Fountain Plaza remained relatively flat for the quarter ended and nine month period ended September 30, 1995.

As of September 30, 1995, the Registrant's consolidated expenses for the quarter ended and nine month period ended are $366,451 and $1,139,866, respectively. Expenses for the quarter ended increased $15,198 or 4.33% when compared to the quarter ended September 30, 1994. For the nine month period ended September 30, 1995 expenses increased $73,816 or 6.92% when compared to the same period ended September 30, 1994. For the quarter ended interest expense, depreciation and amortization and management fees had increased while real estate tax expense slightly decreased. Interest expense increased due to rate increases on the floating rate debt secured by Oak Grove Commons. Depreciation and amortization has the largest increase and the increase can be attributable to increased capital expenditures for tenant improvements and leasing commissions. As expected, with the significant increases in revenues at Oak Grove Commons, a corresponding increase in management fees has also occurred. The decrease in real estate taxes is comprised of an increase at Leawood Fountain Plaza offset by a decrease at Oak Grove Commons. The changes in real estate taxes are attributable to rate changes and/or property reassessments.

For the nine month period ended September 30, 1995 there were increases in interest expense depreciation and amortization, management fees and other operating expenses while real estate taxes decreased. Interest expense increased due to an increase in the prime lending rate which led to an increase in Oak Grove Commons floating rate debt. Depreciation and amortization has the largest increase which can be attributable to increased capital expenditures for tenant improvements and leasing commissions. As expected, with the significant increases in revenues at Oak Grove Commons, a corresponding increase in management fees has also occurred. The increase in other operating expenses is attributable to increased utilities ($10,611) repairs and maintenance ($24,850), parking lot and painting expenditures ($8,025) and administrative costs ($12,699). These increases were offset by decreases in cleaning ($12,633) and snow removal ($18,606). The decrease in real estate taxes is comprised of an increase at Leawood Fountain Plaza offset by an increase at Oak Grove Commons. The changes in real estate taxes are attributable to rate changes and/or property reassessments.


Inflation

The effects of inflation did not have a material impact upon the Registrant's operations in fiscal year 1995, and are not expected to materially affect the Registrant's operations in 1996.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         Refer to Exhibit Index on page 11.

     (b) Reports on Form 8-K

         None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NOONEY INCOME FUND LTD., L.P.

Dated: November 12, 1996                 By: /s/ Gregory J. Nooney, Jr.
                                             -----------------------------------
                                             Gregory J. Nooney, Jr.
                                             General Partner

                                         Nooney Income Investments, Inc.

                                         By: /s/ Gregory J. Nooney, Jr.
                                             -----------------------------------
                                             Gregory J. Nooney, Jr.
                                             Chairman of the Board and
                                             Chief Executive Officer

                                         By: /s/ Patricia A. Nooney - Director
                                             -----------------------------------
                                             Senior Vice President and Secretary

                                         BEING A MAJORITY OF THE DIRECTORS

                                 EXHIBIT INDEX

Exhibit No.  Description
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