Form 10-K
period 1996-12-31
NOONEY INCOME FUND LTD LP
filed 1997-03-31
CIK 725266

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K
(Mark One)
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended        December 31, 1996
                         -------------------------------------------------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________________to __________________________


                         Commission file number 0-13241
                                               --------

                         NOONEY INCOME FUND LTD., L.P.
--------------------------------------------------------------------------------

             (Exact name of Registrant as specified in its charter)

          Missouri                                        43-1302570
-------------------------------                           ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                  63105
-------------------------------------------               ----------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code   (314) 863-7700
                                                   -----------------------------

--------------------------------------------------------------------------------


Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered
         -------------------           -----------------------------------------


                 None                               Not Applicable
---------------------------------      -----------------------------------------


Securities registered pursuant to Section 12(g) of the Act:

                          Limited Partnership Interests
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

                               Page 1 of 28 Pages
                        Exhibit Index located on Page 16

_X_      Indicate by check mark if disclosure of delinquent  filers  pursuant to
         Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of February 1, 1997, the aggregate market value of the Registrant's units of limited partnership interest (which constitute voting securities under certain circumstances) held by non-affiliates of the Registrant was $15,180,000. (The aggregate market value was computed on the basis of the initial selling price of $1,000 per unit of limited partnership interest, using the number of units not beneficially owned on February 1, 1997 by the General Partners or holders of 10% or more of the Registrant's limited partnership interests. The initial selling price of $1,000 per unit is not the current market value. Accurate pricing information is not available because the value of the units of limited partnership interests is not determinable since no active secondary market exists. The characterization of such General Partners and 10% holders as affiliates is for the purpose of this computation only and should not be construed as an admission for any purpose that any such persons are, or other persons not so characterized are not, in fact, affiliates of the Registrant).

Documents incorporated by reference:

Portions of the Prospectus of the Registrant dated November 9, 1983, as supplemented and filed pursuant to Rule 424(c) of the Securities Act of 1933, are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                     PART I
ITEM 1:           BUSINESS

It should be noted that this 10-K contains forward-looking information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including trends in the real estate investment market, projected leasing and sales, and the future prospects for the Registrant. Actual results could differ materially from those contemplated by such statements.

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

The real estate investment market began to improve in 1994, continued this improvement in 1995 and 1996, and is expected to further continue its improvement over the next several years. Management believes this trend should increase the value of the Registrant's properties in the future. The Registrant is intended to be self-liquidating and proceeds, if any, from the sale or refinancing of the Registrant's real property investments will not be invested in new properties but will be distributed to the Partners or, at the discretion of the General Partners, applied to capital improvements or the payment of indebtedness with respect to, existing properties, the payment of other expenses or the establishment of reserves. (See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.)

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

ITEM 2:           PROPERTIES

On January 24, 1984, the Registrant purchased Oak Grove Commons, an office/warehouse complex located on Brook Drive in the city of Downer's Grove, Illinois, a suburb of Chicago. The purchase price of the complex was $5,218,569. Oak Grove Commons consists of three adjoining single-story buildings constructed of brick veneer with concrete block backing which contain a total of approximately 137,000 net rentable square feet and are located on a 7.6 acre site which provides paved parking for 303 cars. The complex, which is 40% office space and 60% bulk warehouse, was 95% leased by 26 tenants at December 31, 1996.

On February 20, 1985, the Registrant acquired a 76% interest as a tenant in common in Leawood Fountain Plaza, a three building office complex in Leawood, Kansas. Constructed in two phases in 1982 and 1983, the buildings contain approximately 29,000, 28,000 and 25,000 net rentable square feet, respectively, or an aggregate of approximately 82,000 net rentable square feet of office space. Paved parking is provided for 403 cars. The purchase price of the complex was $9,626,576, of which $7,316,197 was paid by the Registrant for its 76% interest. The remaining 24% interest was purchased by Nooney Income Fund Ltd. II, L.P., an affiliate of the Registrant, as the other tenant in common. All costs and revenues attributable to the operation of the complex are shared by the Registrant and Nooney Income Fund Ltd. II, L.P. in proportion to their respective percentage interests. The complex was 92% leased by 39 tenants at December 31, 1996.

Reference is made to Note 4 of Notes to Financial  Statements  filed herewith as
Exhibit 99.3 in response to Item 8 for a description of the indebtedness secured by the Registrant's real property investments.

The following table sets forth certain information as of December 31, 1996, relating to the properties owned by the Partnership.

                                                           AVERAGE
                                                           ANNUALIZED
                                                           EFFECTIVE
                                        TOTAL              BASE RENT                         PRINCIPAL TENANTS
                          SQUARE        ANNUALIZED         PER SQUARE          PERCENT       OVER 10% OF PROPERTY         LEASE
PROPERTY                  FEET          BASE RENT*         FOOT                LEASED        SQUARE FOOTAGE               EXPIRATION
--------                  ----          ----------         ----------          ------        --------------               ----------
Oak Grove
Commons                   137,000       $ 827,000             $6.32              95%         None

Leawood Fountain                                                                             Midwest Mechanical (11%)        1998
Plaza                      82,000       $1,140,000           $15.19              92%         Family Medical Care of          1999
                                                                                             Kansas City (10%)
* Represents 100% of Base Rent.  Registrant has 76% ownership in Leawood Fountain Plaza


ITEM 3:           LEGAL PROCEEDINGS

The Registrant is not a party to any material pending legal proceedings.

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

                                     PART II

ITEM 5:           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                           STOCKHOLDER MATTERS

As of February 1, 1997, there were 1,415 record holders of Interests in the Registrant. There is no public market for the Interests and it is not anticipated that a public market will develop.



              CASH DISTRIBUTIONS PAID PER LIMITED PARTNERSHIP UNIT


         First Quarter  Second Quarter  Third Quarter  Fourth Quarter
         -------------  --------------  -------------  --------------
1995           -0-        $   6.25          -0-         $    6.25

1996           -0-        $   6.25          -0-         $   12.50

ITEM 6:           SELECTED FINANCIAL DATA


                                                                            Year Ended December 31,
                                                        ----------------------------------------------------------------
                                                            1996         1995        1994         1993          1992
                                                                 (Not covered by independent auditors' report)
Rental and other income                                 $1,778,074  $ 1,688,761   $1,430,841  $ 1,467,106   $ 1,538,893

Net income (loss)                                          175,285      187,776        6,623       27,480      (603,794)

Data per limited partnership unit:

  Net income (loss)                                           9.57        11.01        (0.80)        1.79        (39.37)

  Cash distributions - investment income                      9.57        11.01         --           1.79          --

  Cash distributions - return of capital                      9.18         1.49        12.50         --            --

Weighted average limited partnership units outstanding      15,180       15,180       15,180       15,180        15,180

At year-end:

  Total assets                                           6,883,366    7,029,025    7,107,722    7,303,864     7,354,693

  Investment property, net                               5,835,751    6,137,241    6,132,218    6,212,268     6,418,798

  Mortgage note payable                                  1,261,800    1,326,600    1,387,200    1,443,600     1,500,000

  Partners' equity                                       5,226,492    5,367,489    5,390,570    5,594,797     5,567,317

See Item 7:  Management's Discussion and Analysis for discussion of comparability of items.

                                                      -6-

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash on hand as of December 31, 1996, is $797,225, an increase of $140,321 from the year ended December 31, 1995. The increase in cash can be attributable to a decrease in capital expenditures at both properties when comparing 1996 to 1995. The Registrant expects the capital expenditures during 1997 will be adequately funded by current cash reserves and the properties' operating cash flow. The anticipated capital expenditures in 1997 by property are as follows:

                                         Other        Leasing
                                        Capital       Capital        Total
                                        ----------------------------------

     Oak Grove Commons                 $119,982      $133,151      $253,133
     Leawood Fountain Plaza (76%)       153,081        95,570       248,651
                                        -----------------------------------
                                       $273,063      $228,721      $501,784
                                        ===================================


At Oak Grove Commons and Leawood Fountain Plaza, the Registrant anticipates leasing capital in the amount of $228,721 to fund tenant alterations and lease commissions for new and renewal tenants. At Oak Grove Commons, the Registrant anticipates spending other capital for resurfacing the parking lot ($64,298) and structural repairs to one end of the building which is sinking ($55,000). At Leawood Fountain Plaza, the Registrant anticipates spending other capital for sidewalk and structural repairs, remodeling the second floor restrooms and replacing the exterior lighting. In addition, $76,000 is anticipated to be spent to upgrade the sprinkler system throughout all three buildings of the complex to bring it in compliance with the current city codes.

Results of Operations

The results of operations for the Registrant's properties for the years ended December 31, 1996, 1995 and 1994 are detailed in the schedule below. Expenses of the Registrant are excluded.

                                        Oak Grove     Leawood Fountain
                                         Commons        Plaza (76%)
                                       -------------------------------
                 1996
                 ----

                 Revenues               $881,453           $907,803
                 Expenses                718,405            881,027
                                        ---------------------------
                 Net Income             $163,048           $ 26,776
                                        ===========================

                 1995
                 ----

                 Revenues               $830,756           $884,141
                 Expenses                696,118            817,258
                                        ---------------------------
                 Net Income             $134,638           $ 66,883
                                        ===========================

            1994
            ----

            Revenues                   $618,665            $816,099
            Expenses                    660,503             781,593
                                       ----------------------------
            Net Income (Loss)          $(41,838)           $ 34,506
                                       ============================


At Oak Grove Commons net income increased for the third year in a row. The change from 1995 to 1996 is attributable to an increase in the base rental revenues and an increase in the common area maintenance reimbursement income accrued at year end. As indicated in last year's report, the large increase in income between 1994 and 1995 was the result of significant re-leasing of the property during 1995. As revenues have increased, expenses have also. Expenses increased from $696,118 to $718,405 in 1996. This increase is attributable to the installation of upgraded fire alert equipment ($30,373). The first phase of this project was completed in 1995. Parking lot expenditures ($26,780) increased due to the first phase of the parking lot overlay being completed, real estate taxes ($9,193), offset by a decrease in building repair and maintenance ($7,915).

At Leawood Fountain Plaza, revenues increased for the third year in a row increasing $23,662 between 1995 and 1996. This increase in revenue during 1996 is attributable to an increase in the common area maintenance reimbursements from tenants ($68,729) offset by a decrease in miscellaneous income ($50,996). In 1995, a termination payment was received from a tenant who vacated their space during 1995 which caused a non-reoccurring increase in revenues that year. During 1995, expenses increased $35,665 when compared to 1994 expenses. The increases were related to increases in amortization ($12,003), real estate taxes ($6,808), repairs and maintenance ($9,369), and administrative costs ($6,735) offset by decreases in cleaning and parking lot expenditures. Expenses increased $63,769 from 1995 to 1996. The increase in expenses was attributable to increases in electric ($11,240), parking lot ($8,077), heating, ventilating and air conditioning repair and maintenance ($7,190), and real estate taxes ($37,728).

The occupancy at the Registrant's properties at year-end remain at a high level. The occupancy rates as of December 31 are as follows:

                                          1996       1995       1994
                                          --------------------------

            Oak Grove Commons             95%        100%        90%
            Leawood Fountain Plaza        92%         92%        90%

During the fourth quarter, the occupancy level at Oak Grove Commons decreased by 1% due to one tenant vacating 3,833 square feet and one new tenant occupying 2,103 square feet of space. For the year, leasing activity included new leases of 8,054 square feet, renewal leases of 6,771 square feet, while tenants vacated 14,887 square feet. Oak Grove Commons has no tenants who occupy more than 10% of the available space. At Leawood Fountain Plaza, occupancy increased during the fourth quarter from 90% to 92%. The increase is attributable to new leases with three tenants for a total of 3,207 square feet while one tenant occupying 811 square feet renewed and two tenants vacated 1,537 square feet. Occupancy at year-end 1995 and 1996 was 92%. During 1996, the Registrant signed eight new leases for 7,009 square feet, renewed leases with six tenants occupying 7,289 square feet, while seven tenants occupying 7,093 square feet vacated. The property has two major tenants, one who occupies approximately 11% of the available space whose lease expires in July 1998 and the second major tenant who occupies approximately 10% of the available space whose lease expires in July of 1999.

1996 Comparisons

As of December 31, 1996, the Registrant's consolidated revenues are $1,798,369 compared to $1,707,296 for the year ended December 31, 1995. The increase in revenue was $91,073, an increase of 5%. The increase in revenue is attributable to rental increases at both properties. As previously stated, occupancies remained high at both properties throughout all of 1996. The Registrants consolidated expenses for the year ended December 31, 1996 are $1,623,084 compared to $1,519,520 for the year ended December 31, 1995. The increase in expenses of $103,564 was a 7% increase. The increase is attributable mainly to an increase in real estate taxes ($46,925), repairs and maintenance at both properties ($38,506) and other operating expenses ($40,033), offset by decreases in interest ($13,347) and depreciation and amortization ($29,163).

Net income for 1996 decreased $12,491 or $1.44 per partnership unit when compared to the 1995 operating results. Cash flow provided from operations for the year ended December 31, 1996, was $571,343 which allowed the Registrant to fund capital expenditures of $113,980, distribute $316,282 to the partners and reduce Oak Grove Commons debt by $64,800.



1995 Comparisons

As of December 31, 1995, the Registrant's consolidated revenues are $1,707,296 compared to $1,449,536 for the year ended December 31, 1994. The increase in revenues was $257,760 or 18%. The significant increase in revenues is attributable to both properties, with a majority coming from Oak Grove Commons. Leawood Fountain Plaza's revenues increased $68,042 and Oak Grove Commons revenues increased $212,091. As previously stated, the increase in revenues at Leawood Fountain Plaza is due primarily to a termination payment received from a tenant who vacated their space during 1995. At Oak Grove Commons, the Registrant, through the use of an aggresive marketing plan, was able to increase occupancy from 90% as of January 1, 1995 to 100% by September 30, 1995. This factor along with a slight increase in rental rate resulted in the significant increase in revenues.

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

Although several expenses increased in 1995 when compared to 1994, other operating expenses decreased due primarily to decreases in vacancy expense ($32,174) and snow removal ($9,493), offset by increases in adminstrative costs ($9,098).

With the increase in revenues offset by a smaller increase in expenses, the Registrant had favorable operating results for the year ended December 31, 1995 when compared to the same period ended 1994. Net income increased $181,153 or $11.81 per limited partnership unit when comparing the 1995 operating results to those of 1994. Cash flow provided by operations for the year ended December 31, 1995, is $628,127 which enabled the Registrant to fund capital expenditures of $444,649, distribute $210,857 to the partners, and reduce Oak Grove Common's debt by $60,600.

Inflation

The effects of inflation did not have a material impact upon the Registrant's operation in fiscal l995 and 1996.

Interest Rates

Interest rates on floating rate debt remained flat during 1996. Future increases in the prime interest rate can adversely affect the operations of the Registrant.

ITEM 8:           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements of the Registrant are filed herewith as Exhibit 99.3 and are incorporated herein by reference (see Item 14(a)1). The supplementary financial information specified by Item 302 of Regulation S-K is provided in
Item 7.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None


                                    PART III

ITEM 10:          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The General Partners of the Registrant responsible for all aspects of the Registrant's operations are Gregory J. Nooney, Jr., age 66, Nooney Ltd., L.P., a Missouri limited partnership and Nooney Income Investments, Inc., a Missouri corporation. Gregory J. Nooney, Jr. is a senior officer of Nooney Company, the sponsor of the Registrant.

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

Nooney Income Investments, Inc. was formed in August 1983 for the purpose of being a general and/or limited partner in the Registrant and other limited partnerships. Gregory J. Nooney, Jr. is an officer and director of Nooney Income Investments, Inc.

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

During 1996, cash distributions of $31,645 were paid to the General Partners by the Registrant.

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


Nooney Krombach Company, the manager of Registrant's properties, is a wholly-owned subsidiary of Nooney Company. Nooney Krombach Company is entitled to receive monthly compensation from the Registrant for property management and leasing services, plus reimbursement of expenses. During the year ended December 31, 1996, the Registrant paid property management fees of $107,341 to Nooney Krombach Company.


In addition, during 1996, the Registrant paid to Nooney Krombach Company $25,000 for reimbursement for certain administrative services including accounting, issuing and transferring of units, data processing, investor communications and other administrative services.

See Item 11 above for a discussion of cash distributions paid to the General Partners during the year ended December 31, 1996.

(b)  Certain Business Relationships.

The relationship of certain of the General Partners to certain of their affiliates is set forth in Item 13(a) above. Also see Item 13(a) above for a discussion of amounts paid by the Registrant to the General Partners or their affiliates during the year ended December 31, 1996, in connection with various transactions.

(c)  Indebtedness of Management.

Not Applicable.

(d)  Transactions with promoters.

Not Applicable.

                                     PART IV



ITEM 14:          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K.

(a)      The following documents are filed as a part of this report:

                  1.      Financial Statements (filed herewith as Exhibit 99.3):

                          Independent auditors' report
                          Balance sheets
                          Statements of operations
                          Statements of partners' equity (deficiency in assets) Statements of cash flows
                          Notes to financial statements


                  2.      Financial   Statement  Schedules  (filed  herewith  as
                          Exhibit 99.3):

                          Schedule  -   Reconciliation   of   partners'   equity
                          (deficiency in assets) Schedule III - Real estate and accumulated depreciation

                          All other schedules are omitted because they are inapplicable or not required under the instructions.


                  3.      Exhibits:

                          See Exhibit Index on Page 16.

(b)      Reports on Form 8-K

         During the last quarter of the period covered by this report, the Registrant filed no reports on Form 8-K.

(c)      Exhibits:

         See Exhibit Index on Page 16.

(d)      Not Applicable

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) under the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          NOONEY INCOME FUND LTD., L.P.



Date:         March 31 , 1997            /s/ Gregory J. Nooney, Jr.
      ------------------------------    ------------------------------
                                        Gregory J. Nooney, Jr.
                                        General Partner


                                        Nooney Ltd., L.P.


                                        By: /s/ Gregory J. Nooney, Jr.
                                        ------------------------------
                                           Gregory J. Nooney, Jr.
                                           General Partner


                                        Nooney Income Investments, Inc.


                                        By: /s/ Gregory J. Nooney, Jr.
                                        ------------------------------
                                           Gregory J. Nooney, Jr. - Director
                                           Chairman of the Board and
                                           Chief Executive Officer



                                        By: /s/ Patricia A. Nooney
                                        ------------------------------
                                           Patricia A. Nooney - Director
                                           Senior Vice President and Treasurer

                                           BEING A MAJORITY OF THE DIRECTORS

                                  EXHIBIT INDEX


Exhibit                                                                   Page
Number                          Description                               Number
------                          -----------                               ------


 3       Amended and Restated Agreement and Certificate of Limited
         Partnership dated November 7, 1983, is incorporated by
         reference to the Prospectus contained in Post-Effective
         Amendment No. 1 to the Registration Statement on Form S-11
         under the Securities Act of 1933 (File No. 2-85683).               N/A


10       Management Contract between Nooney Income Fund Ltd. and
         Nooney Company is incorporated by reference to Exhibit
         10(a) to the Registration Statement on Form S-11 under
         the Securities Act of 1933 (File No. 2-85683).  The
         Management Contract was assigned by Nooney Company to
         Nooney Management Company (now Nooney Krombach Company),
         a wholly-owned subsidiary of Nooney Company, on April 1,
         1985, and is identical in all material respects.                   N/A


99.1     List of Directorships in Response to Item 10.                       17


99.2     Pages 9-10, 23-25, and A-17 - A-21 of the Prospectus of the
         Registrant dated November 9, 1983, as supplemented and filed pursuant to Rule 424(c) of the Securities Act of 1933 are
         incorporated by reference.                                         N/A


99.3     Financial Statements and Schedules.                              18-28