Form 10-Q
period 1997-03-31
NOONEY INCOME FUND LTD LP
filed 1997-05-15
CIK 725266

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1997
                              --------------------------------------------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________


                         Commission file number 0-13241
                                                -------

                         NOONEY INCOME FUND LTD., L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Missouri                                         43-1302570
-------------------------------------               ----------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                     63105
----------------------------------------------      ----------------------------
    (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      (314) 863-7700
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date _____.

PART I
Item 1 - Financial Statements:

                          NOONEY INCOME FUND LTD., L.P.

                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS


                                                March 31,      December 31,
                                                   1997            1996
ASSETS:                                        (Unaudited)
-------                                        -----------     -----------

     Cash and Cash Equivalents                 $   949,546     $   797,225
     Accounts receivable                           181,636         175,325
     Prepaid expenses and deposits                  16,856          10,821
     Investment property, at cost:
         Land                                    1,946,169       1,946,169
         Buildings and improvements              8,313,466       8,304,934
                                               -----------     -----------
                                                10,259,635      10,251,103
         Less accumulated depreciation           4,503,591       4,415,352
                                               -----------     -----------
                                                 5,756,044       5,835,751
     Deferred expenses - At amortized cost          53,043          64,244
                                               -----------     -----------

                                               $ 6,957,125     $ 6,883,366
                                               ===========     ===========


LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
     Accounts payable and accrued expenses     $    78,060     $   109,505
     Accrued real estate taxes                     232,005         170,698
     Mortgage notes payable                      1,245,600       1,261,800
     Refundable tenant deposits                    114,197         114,871
                                               -----------     -----------
                                                 1,669,862       1,656,874

Partners' Equity                                 5,287,263       5,226,492
                                               -----------     -----------

                                               $ 6,957,125     $ 6,883,366
                                               ===========     ===========


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.

                             (A LIMITED PARTNERSHIP)

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY

                                   (UNAUDITED)

                                                     Three Months Ended
                                                   March 31,      March 31,
                                                     1997           1996
                                                  ----------     ----------

REVENUES:
     Rental and other income                      $  451,460     $  417,705
     Interest                                          5,284          3,744
                                                  ----------     ----------
                                                     456,744        421,449

EXPENSES:
     Interest                                         28,936         31,076
     Depreciation and amortization                   118,775        118,145
     Real estate taxes                                61,307         51,444
     Property management fees paid to
         Nooney Krombach Company                      27,523         25,063
     Reimbursement to Nooney Krombach Company
         for partnership management services
         and indirect expenses                         6,250          6,250
     Repairs & Maintenance                            24,669         19,736
     Professional Services                            32,441         38,970
     Utilities                                        17,060         29,470
     Cleaning                                         14,597         11,294
     Payroll                                           9,414         13,014
     Other operating expenses                         55,001         52,160
                                                  ----------     ----------
                                                     395,973        396,622
                                                  ----------     ----------

NET INCOME                                        $   60,771     $   24,827
                                                  ==========     ==========

NET INCOME PER LIMITED
     PARTNERSHIP UNIT                             $     3.96     $     1.62
                                                  ==========     ==========

PARTNERS' EQUITY:
     Beginning of Period                          $5,226,492     $5,367,489
     Net Income                                       60,771         24,827
                                                  ----------     ----------

     End of Period                                $5,287,263     $5,392,316
                                                  ==========     ==========


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.

                             (A LIMITED PARTNERSHIP)

                             STATEMENTS OF CASH FLOW

                                   (UNAUDITED)

                                                           Three Months Ended
                                                          March 31,   March 31,
                                                            1997        1996
                                                          ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                            $  60,771  $  24,827
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                        118,775    118,145

    Changes in assets and liabilities:
       Increase in accounts receivable                       (6,311)   (41,186)
       Increase in prepaid expenses                          (6,035)    (9,404)
       Increase in deferred assets                                0     (1,999)
       Decrease in accounts payable                         (31,445)   (29,703)
       Increase in accrued real estate taxes                 61,307     54,563
       (Decrease) Increase in refundable tenant deposits       (674)     1,315
                                                          ---------  ---------

           Total Adjustments                                135,617     91,731
                                                          ---------  ---------

       Net cash provided by operating activities            196,388    116,558
                                                          ---------  ---------


CASH FLOWS FROM INVESTING ACTIVITIES -
    Net additions to investment property                    (27,867)    31,639
                                                          ---------  ---------


CASH FLOWS FROM FINANCING ACTIVITIES -
    Payments on mortgage notes payable                      (16,200)   (16,200)
                                                          ---------  ---------


NET INCREASE IN CASH AND CASH EQUIVALENTS                   152,321    131,997

CASH AND CASH EQUIVALENTS, beginning of period              797,225    656,904
                                                          ---------  ---------

CASH AND CASH EQUIVALENTS, end of period                  $ 949,546  $ 788,901
                                                          =========  =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid during period for interest           28,936     31,076


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.

                             (A LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

NOTE A:

Refer to the Registrant's financial statements for the fiscal year ended December 31, 1996, which are contained in the Registrant's Annual report on Form 10-K, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below.

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund., L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibilities of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 1997 and for all periods presented have been made.

NOTE C:

The Registrant's properties are managed by Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company. Certain general partners of the Registrant are officers and directors of Nooney Company. Nooney Income Investments, Inc., a general partner, is a 75% owned subsidiary of Nooney Company.

NOTE D:

The earnings per limited partnership unit for the three months ended March 31, 1997 and 1996 was computed on 15,180 units, the number of units outstanding during the periods.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash on hand as of March 31, 1997 is $949,546, an increase of $152,321 from year end December 31, 1996. The increase in cash can be attributed to Oak Grove Commons and Leawood Fountain Plaza having strong first quarter operating results. With the positive operating results, the Registrant expects the properties to adequately fund anticipated capital expenditures for the remainder of 1997. The anticipated capital expenditures are as follows:

                                Leasing Capital    Other Capital      Total
                                ---------------    -------------      -----

Oak Grove Commons                   $108,519         $119,982       $228,501
Leawood Fountain Plaza (76%)         164,132           38,570        202,702
                                    --------         --------       --------

                                    $272,651         $158,552       $431,203
                                    ========         ========       ========

Oak Grove Commons' and Leawood Fountain Plaza's Leasing Capital includes funds for tenant alterations and lease commissions for new and renewal tenants. Other Capital expenditures at Leawood Fountain Plaza include sidewalk replacement, sprinkler additions, remodeling of second floor restrooms and exterior re-lighting. At Oak Grove Commons, Other Capital includes parking lot resurfacing and structural repairs needed at one end of the building.

Results of Operations by Property

The results of operations for the Registrant's properties for the quarters ended March 31, 1997 and 1996 are detailed in the schedule below. Expenses and revenues of the Registrant are excluded.

                                     Oak Grove     Leawood Fountain
                                      Commons         Plaza (76%)
                                      -------         -----------
                1997
                ----
             Revenues                $223,595          $235,123
             Expenses                 175,613           202,606
                                     --------          --------

             Net Income              $ 47,982          $ 32,517
                                     ========          ========

                1996
                ----
             Revenues                $213,994          $206,797
             Expenses                 168,619           198,840
                                     --------          --------

             Net Income              $ 45,375          $  7,957
                                     ========          ========

Revenues for the quarters ended March 31, 1997 and 1996 at Oak Grove Commons were $223,595 and $213,994 respectively. The increase in income is attributable to base rental rate increases obtained at both properties from new and renewal leases over the past year. Expenses at Oak Grove Commons increased $6,994 or 4% from the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. The increase in expenses is attributable to an increase in snow removal costs ($4,439) and vacancy expense ($3,085), offset by a decrease in administrative costs ($1,287).

At Leawood Fountain Plaza, revenues increased $28,326 when comparing the quarter ended 1997 to 1996. The increases in revenue can be attributable to increases in base rental rates ($7,014), escalation income ($15,898) and miscellaneous income ($4,634). Expenses increased a nominal amount when comparing 1996 to 1997. Operating expenses increased in the areas of cleaning, landscaping, repairs and maintenance building, and real estate taxes, offset by a decrease in electrical expense.

The occupancy levels at the Registrant's properties during the first quarter of 1997 remained high. These high levels can be attributed to the Registrant's ability to lease space as it becomes available. The occupancy levels at the Registrant's properties are listed below.

                                     Occupancy levels as of March 31,
                                     --------------------------------
         Property                      1997        1996        1995
         --------                      ----        ----        ----

Oak Grove Commons                      100%        100%         91%
Leawood Fountain Plaza (76%)            88%         91%         92%

Occupancy at Oak Grove Commons remained at 100% for the entire first quarter of 1997 with the renewal of four tenants occupying 17,386 square feet. Oak Grove Commons has no tenant occupying more than 10% of the available space.

During the first quarter of 1997, occupancy at Leawood Fountain Plaza dropped from 92% at December 31, 1996, to 88% as of March 31, 1997. During the quarter, one new lease was signed for 580 square feet, two tenants renewed their leases for 2,532 square feet, and three tenants vacated 3,770 square feet. The property has two major tenants, one who occupies approximately 11% of the available space whose lease expires in July 1998 and a second major tenant who occupies approximately 10% of the available space whose lease expires in July 1999.

Results of Consolidated Operations 1997

As of March 31, 1997, the Registrant's consolidated revenues are $456,744, an increase of $35,295 when compared to quarter ended March 31, 1996. This 8% increase in revenues can be attributable to increases in base rent at both Oak Grove Commons and Leawood Fountain Plaza, an increase in escalation income at Leawood Fountain Plaza and as well an increase in miscellaneous income at Leawood Fountain Plaza.

Consolidated expenses for the quarters ending March 31, 1997 and 1996 are $395,973 and $396,622, respectively. The overall level of expenses remained extremely stable when comparing the two years.

Results of Consolidated Operations 1996

As of March 31, 1996, the Registrant's consolidated revenues are $421,449, an increase of $14,602 when compared to quarter ended March 31, 1995. The 3.6% increase in revenues can be attributed to the increase revenues at Oak Grove Commons. At Oak Grove Commons, rental income increased $21,250 due to higher average occupancy when comparing first quarter 1996 to 1995. Offsetting the increases in rental income were decreases in common area maintenance income ($2,580) at Oak Grove Commons along with decreases in escalation income ($1,498) at Leawood Fountain Plaza. Both of these decreases relate to lease rollover and the corresponding adjustments to tenant base years.

Consolidated expenses for the quarters ended March 31, 1996 and 1995 are $396,622 and $389,053, respectively. The increase of $7,569 or 2.0% is attributable to increases in depreciation and amortization along with other operating expenses. The increase in depreciation and amortization relate to the capital expenditures for tenant finish and lease commissions the Registrant funded during 1995 to lease up Oak Grove Commons and maintain occupancy at Leawood Fountain Plaza. The increase in other operating expenses is attributable to increases in insurance costs ($5,769), snow removal ($4,132) and repair and maintenance ($3,792), offset by decreases in vacancy expenses ($5,344) and professional services ($3,678).

Inflation

The effects of inflation did not have a material impact upon the Registrant's operation in fiscal l996 and are not expected to materially affect the Registrant's operation in l997.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

              See Exhibit Index on Page 10


         (b) Reports on Form 8-K

              None



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NOONEY INCOME FUND LTD., L.P.


Dated:    May 15, 1997                   By: /s/ Gregory J. Nooney, Jr.
                                         ---------------------------------------
                                             Gregory J. Nooney, Jr.
                                             General Partner



                                         Nooney Income Investments, Inc.


                                         By: /s/ Gregory J. Nooney, Jr.
                                         ---------------------------------------
                                             Gregory J. Nooney, Jr.
                                             Chairman of the Board and
                                             Chief Executive Officer

                                         By: /s/ Patricia A. Nooney - Director
                                           -------------------------------------
                                             Senior Vice President and Secretary


                                         BEING A MAJORITY OF THE DIRECTORS

                                  EXHIBIT INDEX


Exhibit Number                Description

3 Amended and Restated Agreement and Certificate of Limited Partnership, dated November 7, 1983, is incorporated by reference to the Prospectus contained in Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 under the Securities Act of 1933 (File No. 2-85683)

27                            Financial   Data   Schedule   (provided   for  the
                              information   of  U.S.   Securities  and  Exchange
                              Commission only)