Form 10-Q
period 1997-06-30
NOONEY INCOME FUND LTD LP
filed 1997-08-14
CIK 725266

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
_X_      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1997
                               -------------------------------------------------

                                       OR



___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________



                         Commission file number 0-13241
                                               --------

                          NOONEY INCOME FUND LTD, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Missouri                                         43-1302570
---------------------------------                  -----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                     63105
-------------------------------------------        -----------------------------
 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code         (314) 863-7700
                                                  ------------------------------

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date _________.

PART I
Item 1 - Financial Statements:

                          NOONEY INCOME FUND LTD., L.P.

                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS


                                                  June 30,        December 31,
                                                    1997             1996
ASSETS:                                         (Unaudited)
                                               ------------      ------------

     Cash and Cash Equivalents                 $    878,943      $    797,225
     Accounts receivable                            205,970           175,325
     Prepaid expenses and deposits                   18,229            10,821
     Investment property, at cost:
         Land                                     1,946,169         1,946,169
         Buildings and improvements               8,297,806         8,304,934
                                               ------------      ------------
                                                 10,243,975        10,251,103
         Less accumulated depreciation           (4,560,532)       (4,415,352)
                                               ------------      ------------
                                                  5,683,443         5,835,751
     Deferred expenses - At amortized cost           46,909            64,244
                                               ------------      ------------

                                               $  6,833,494      $  6,883,366
                                               ============      ============


LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
     Accounts payable and accrued expenses     $     58,498      $    109,505
     Accrued real estate taxes                      187,914           170,698
     Mortgage notes payable                       1,229,400         1,261,800
     Refundable tenant deposits                     113,774           114,871
                                               ------------      ------------
                                               $  1,589,586      $  1,656,874

Partners' Equity                                  5,243,908         5,226,492
                                               ------------      ------------

                                               $  6,833,494      $  6,883,366
                                               ============      ============


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.

                             (A LIMITED PARTNERSHIP)

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY

                                   (UNAUDITED)

                                                   Three Months Ended           Six Months Ended
                                                 June 30,      June 30,      June 30,      June 30,
                                                   1997          1996          1997          1996
                                               -----------   -----------   -----------   -----------
REVENUES:
     Rental and other income                   $   471,783   $   429,985   $   923,243   $   839,750
     Interest                                        5,988         5,368        11,272         9,112
                                               -----------   -----------   -----------   -----------
                                                   477,771       435,353       934,515       848,862

EXPENSES:
     Interest                                       29,697        30,394        58,633        61,470
     Depreciation and amortization                 110,190       116,145       228,965       234,290
     Real estate taxes                              83,380        54,377       144,687       105,821
     Property management fees paid to
         Nooney Krombach Company                    28,537        26,255        56,060        51,318
     Reimbursement to Nooney Krombach Company
         for partnership management services
         and indirect expenses                       6,250         6,250        12,500        12,500
     Repairs & Maintenance                          21,441        22,111        40,174        38,255
     Professional Services                          21,457         2,598        53,898        41,568
     Utilities                                      26,960        30,991        44,020        60,461
     Cleaning                                       14,065        17,157        28,662        28,450
     Payroll                                        13,252        11,164        22,666        24,178
     Fire/Crime Prevention                          18,430         2,874        22,677         5,531
     Insurance                                       9,538        10,047        19,023        19,820
     Parking Lot/Landscaping                        12,058        13,927        17,991        17,518
     Other operating expenses                       20,441        24,032        61,713        55,824
                                               -----------   -----------   -----------   -----------

                                                   415,696       368,322       811,669       757,004
                                               -----------   -----------   -----------   -----------

NET INCOME                                     $    62,075   $    67,031   $   122,846   $    91,858
                                               ===========   ===========   ===========   ===========
NET INCOME PER LIMITED
     PARTNERSHIP UNIT                          $      3.72   $      3.68   $      6.69   $      5.30
                                               ===========   ===========   ===========   ===========

PARTNERS' EQUITY:
     Beginning of Period                       $ 5,287,263   $ 5,392,316   $ 5,226,492   $ 5,367,489
     Cash distributions to partners               (105,430)     (105,431)     (105,430)     (105,431)
     Net Income                                     62,075        67,031       122,846        91,858
                                               -----------   -----------   -----------   -----------

     End of Period                             $ 5,243,908   $ 5,353,916   $ 5,243,908   $ 5,353,916
                                               ===========   ===========   ===========   ===========

                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.

                             (A LIMITED PARTNERSHIP)

                             STATEMENTS OF CASH FLOW

                                   (UNAUDITED)

                                                             Six Months Ended
                                                           June 30,     June 30,
                                                             1997        1996
                                                          ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                            $ 122,846   $  91,858
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                        228,965     234,290

    Changes in assets and liabilities:
       Increase in accounts receivable                      (30,645)    (10,691)
       Increase in prepaid expenses and deposits             (7,408)     (9,232)
       Increase in deferred assets                           (3,445)     (2,129)
       Decrease in accounts payable and accrued expenses    (51,007)    (24,467)
       Increase (Decrease) in accrued real estate taxes      17,216        (431)
       (Decrease) Increase in refundable tenant deposits     (1,097)      2,929
                                                          ---------   ---------

           Total Adjustments                                152,579     190,269
                                                          ---------   ---------

       Net cash provided by operating activities            275,425     282,127
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES -
    Net additions to investment property                    (55,877)     22,971
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES -
    Cash distributions to partners                         (105,430)   (105,431)
    Payments on mortgage notes payable                      (32,400)    (32,400)
                                                          ---------   ---------

    Net cash from financing activities                     (137,830)   (137,831)

NET INCREASE IN CASH AND CASH EQUIVALENTS                    81,718     167,267

CASH AND CASH EQUIVALENTS, beginning of period              797,225     656,904
                                                          ---------   ---------

CASH AND CASH EQUIVALENTS, end of period                  $ 878,943   $ 824,171
                                                          =========   =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid during period for interest        $  58,633   $  61,470
                                                          =========   =========


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.

                             (A LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


NOTE A:

Refer to the Registrant's financial statements for the fiscal year ended December 31, 1996 which are contained in the Registrant's Annual report on Form 10-K, for a description of the accounting policies which have been continued without change except as noted below. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below.

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund., L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibilities of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 1997 and for all periods presented have been made. The results of operations for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company. Certain individual general partners and a corporate general partner of the Registrant are officers and directors of Nooney Company. Nooney Income Investments, Inc., a general partner, is a 75% owned subsidiary of Nooney Company.

NOTE D:

The earnings per limited partnership unit for the three months and six ended June 30, 1997 and 1996 was computed on 15,180 units, the number of units outstanding during the periods.

ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

It should be noted that this 10-Q contains forward-looking information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including trends in the real estate investment market, projected leasing and sales, and the future prospects for the Registrant. Actual results could differ materially from those contemplated by such statements.

Liquidity and Capital Resources

Cash on hand as of June 30, 1997 is $878,943, an increase of $81,718 from the year ended December 31, 1996. The increase in cash can be attributable to the positive cash flows produced by Oak Grove Commons and Leawood Fountain Plaza during the first and second quarters. With the positive operating results, the Registrant expects the properties to adequately fund anticipated capital expenditures for the remainder of 1997. The anticipated capital expenditures are as follows:

                                   Other Capital   Leasing Capital     Total
                                   -------------   ---------------     -----

    Oak Grove Commons                $119,982         $ 86,591       $206,573
    Leawood Fountain Plaza (76%)       10,640           40,582         51,222
                                     --------         --------       --------

                                     $130,622         $127,173       $257,795
                                     ========         ========       ========

Oak Grove Commons' and Leawood Found Plaza's Leasing Capital includes funds for tenant alterations and lease commissions for new and renewal leases. Other Capital expenditures at Oak Grove Commons includes parking lot repairs and structural repairs to one end of the building. Other Capital at Leawood Fountain Plaza includes sidewalk and curb replacement as well as renovations to the second floor restrooms.

Results of Property Operations

The results of operations for the Registrant's properties for the quarters ended June 30, 1997 and 1996 are detailed in the schedule below. Expenses and revenues of the Registrant are excluded.

                                     Oak Grove    Leawood Fountain
                                      Commons        Plaza (76%)
                                      -------        -----------
                    1997
                    ----
                  Revenues           $241,638         $233,971
                  Expenses            198,443          212,222
                                     --------         --------
                  Net Income         $ 43,195         $ 21,749
                                     ========         ========

                    1996
                    ----
                  Revenues           $216,809         $220,778
                  Expenses            158,893          219,899
                                     --------         --------
                  Net Income         $ 57,916         $    879
                                     ========         ========

For the quarter ended June 30, 1997 and 1996, Oak Grove Commons had net income of $43,195 and $57,916, respectively. This represents a decrease in income of $14,7721 Revenues increased $24,829 when comparing the quarter ended June 30, 1997 to the quarter ended June 30, 1996, due to an increase in common area maintenance reimbursement income of $31,063, partially offset by a decrease in rental income of $5,498. Expenses at Oak Grove Commons were $198,443 for the quarter ended June 30, 1997 and $158,893 for the quarter ended June 30, 1996. The increase in expenses of $39,550 can be attributable to increases in the following accounts: fire and crime prevention ($17,064) real estate taxes ($19,572), administrative expenses ($2,533) and vacancy expense ($3,663).

At Leawood Fountain Plaza, net income increase from $879 for the quarter ended June 30, 1996 to $21,749 for the quarter ended June 30, 1997. This increase in net income of $20,870 can be attributable to an increase in escalation income ($11,426) and rental income ($2,384). Expenses for the quarter ended June 30, 1996 were $219,899 and expenses for the quarter ended June 30, 1997 were $212,222 representing a decrease in expenses of $7,677. This overall decrease in expenses is a result of a decrease in cleaning ($3,092), extermination ($4,638), parking lot landscaping ($2,295), repairs and maintenance of heating, ventilation and air conditioning ($3,838) and vacancy expense ($3,133), partially offset by increases in repairs and maintenance building ($4,835) and real estate tax expense ($9,432).

The occupancy levels at the Registrant's properties are listed below.

                                   Occupancy levels as of June 30,
                                   -------------------------------
         Property                    1997       1996        1995
         --------                    ----       ----        ----

Oak Grove Commons                    93%         98%         95%
Leawood Fountain Plaza (76%)         90%         93%         93%

Occupancy at Oak Grove Commons during the second quarter decreased from 100% to 93% due to the move-out of three tenants occupying a total of 9,898 square feet. The property did not have any new or renewal leases during the quarter. At Oak Grove Commons there is one major tenant occupying approximately 10% of the available space with a lease which expires in December 1997.

During the second quarter of 1997, leasing activity at Leawood Fountain Plaza resulted in an increase in occupancy of 2% ending at 90%. The Registrant signed three new leases for 2,003 square feet and renewed one tenant for 1,613 square feet. No tenants vacated during the quarter. This property has one major tenant that leases approximately 10% of the available space with a lease which expires in July 1999.

1997 Comparison

As of June 30, 1997, the Registrant's consolidated revenues for the quarter ended and six month period ended are $477,771 and $435,353, respectively. Revenues increased $42,418 and $85,653 when compared to the quarter and six month period ended June 30, 1996. The increase in revenues can be attributable to increases in base rental revenues at both Oak Grove and Leawood Fountain Plaza.

Consolidated expenses for the quarter ended June 30, 1997 and the quarter ended June 30, 1996 are $415,696 and $368,322, respectively. For the six month period ended June 30, 1997 and the six month period ended June 30, 1996, consolidated expenses are $811,669 and $757,004, respectively. The increase in expenses for both the three and six month periods can be attributable to increases in the following accounts: real estate tax expense, professional services, and fire and crime prevention, partially offset by decreases in depreciation and amortization, utilities expense and other operating expenses. The real estate tax expense increased at Oak Grove Commons due to the fact that in the prior year, a one year reduction in taxes had been obtained due to low occupancy.

1996 Comparison

As of June 30, 1996, the Registrant's consolidated revenues for the quarter ended and six month period ended are $435,353 and $848,862, respectively. Revenues increase of $40,894 and $47,555 when compared to quarter and six month period ended June 30, 1995. The increase in revenues can be attributed to increases in rental income at both Oak Grove Commons and Leawood Fountain Plaza. Oak Grove Commons rental income increased due to higher average occupancy when comparing first and second quarter 1996 to 1995. At Leawood Fountain Plaza rental income increase relates to lease rate increases the Registrant has been able to obtain when renewing and underwriting new leases. Additionally, the property had an increase in expense recovery income which was caused by an increase in expenses from 1994 and 1995. Even though operating expenses have slightly decreased in 1996 when compared to 1995, the estimated expense recovery payments are based on 1995 actual expenses.

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

Inflation

The effects of inflation did not have a material impact upon the Registrant's operations.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

              See Exhibit Index on Page 10


         (b) Reports on Form 8-K

              On June 23, 1997, the Registrant filed a report on Form 8-K which reported an Item 5, Other Events.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             NOONEY INCOME FUND LTD., L.P.


Dated: August 14, 1997       By: /s/ Gregory J. Nooney, Jr.
       ---------------           ---------------------------
                                 Gregory J. Nooney, Jr.
                                 General Partner


                             PAN, INC.

                             By: /S/ Patricia A. Nooney
                                 ---------------------------
                                 Patricia A. Nooney
                                 President


                             NOONEY INCOME INVESTMENTS, INC.


                             By: /s/ Gregory J. Nooney, Jr.
                                 ----------------------------
                                 Gregory J. Nooney, Jr.
                                 Chairman of the Board / Chief Executive Officer

                             By: /s/ Patricia A. Nooney
                                 ----------------------------
                                 Senior Vice President and Secretary


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