Form 10-Q
period 1997-09-30
NOONEY INCOME FUND LTD LP
filed 1997-11-14
CIK 725266

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ------------

                                    FORM 10-Q
(Mark One)
_X_      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1997
                               -------------------------------------------------

                                       OR

___      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to_________________________


                         Commission file number 0-13241
                                                -------

                         NOONEY INCOME FUND LTD., L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Missouri                                             43-1302570
-------------------------------                        -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                      63105
-------------------------------------------            -------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code        (314) 863-7700
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

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date _______.

PART I
Item 1 - Financial Statements:
------------------------------

                          NOONEY INCOME FUND LTD., L.P.

                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS


                                                  Sept. 30,       December 31,
                                                    1997              1996
ASSETS:                                         (Unaudited)
-------                                         -----------       ------------

     Cash and Cash Equivalents                 $    894,940      $    797,225
     Accounts receivable                            131,497           175,325
     Prepaid expenses and deposits                   14,335            10,821
     Investment property, at cost:
         Land                                     1,946,169         1,946,169
         Buildings and improvements               8,375,027         8,304,934
                                               ------------      ------------
                                                 10,321,196        10,251,103
         Less accumulated depreciation           (4,642,341)       (4,415,352)
                                               ------------      ------------
                                                  5,678,855         5,835,751
     Deferred expenses - At amortized cost           41,381            64,244
                                               ------------      ------------

                                               $  6,761,008      $  6,883,366
                                               ============      ============


LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
     Accounts payable and accrued expenses     $     21,378      $    109,505
     Accrued real estate taxes                      194,957           170,698
     Mortgage notes payable                       1,213,200         1,261,800
     Refundable tenant deposits                     116,080           114,871
                                               ------------      ------------
                                               $  1,545,615      $  1,656,874

Partners' Equity                                  5,215,393         5,226,492
                                               ------------      ------------

                                               $  6,761,008      $  6,883,366
                                               ============      ============




                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.

                             (A LIMITED PARTNERSHIP)

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY

                                   (UNAUDITED)
                                                   Three Months Ended          Nine Months Ended
                                                 Sept. 30,    Sept. 30,     Sept. 30,     Sept. 30,
                                                   1997         1996          1997          1996
                                               -----------   -----------   -----------   -----------
REVENUES:
     Rental and other income                   $   443,293   $   409,423   $ 1,366,536   $ 1,249,174
     Interest                                        5,754         5,307        17,026        14,420
                                               -----------   -----------   -----------   -----------
                                                   449,047       414,730     1,383,562     1,263,594

EXPENSES:
     Interest                                       29,596        30,338        88,229        91,808
     Depreciation and amortization                 105,486       121,516       334,451       355,807
     Real estate taxes                              64,986        51,875       209,673       157,696
     Property management fees paid to
         Nooney Krombach Company                    26,650        25,079        82,710        76,397
     Reimbursement to Nooney Krombach Company
         for partnership management services
         and indirect expenses                       6,250         6,250        18,750        18,750
     Repairs & maintenance                          18,435        17,206        58,609        55,461
     Professional services                          17,617         3,592        71,515        45,160
     Utilities                                      35,827        35,179        79,847        95,641
     Cleaning                                       12,301        13,877        40,963        42,327
     Payroll                                        11,682        12,778        34,348        36,956
     Insurance                                       9,538        10,165        28,561        29,985
     Parking lot/Landscaping                        14,556        54,196        32,547        71,714
     Other operating expenses                       19,208        55,462       103,598       116,818
                                               -----------   -----------   -----------   -----------

                                                   372,132       437,513     1,183,801     1,194,520
                                               -----------   -----------   -----------   -----------

NET INCOME (LOSS)                              $    76,915   $   (22,783)  $   199,761   $    69,074
                                               ===========   ===========   ===========   ===========
NET INCOME (LOSS) PER LIMITED
     PARTNERSHIP UNIT                          $      4.65   $     (1.48)  $     11.34   $      3.82
                                               ===========   ===========   ===========   ===========

PARTNERS' EQUITY:
     Beginning of Period                       $ 5,243,908   $ 5,353,916   $ 5,226,492   $ 5,367,489
     Cash distributions to partners               (105,430)            0      (210,860)     (105,430)
     Net Income (Loss)                              76,915       (22,783)      199,761        69,074
                                               -----------   -----------   -----------   -----------

     End of Period                             $ 5,215,393   $ 5,331,133   $ 5,215,393   $ 5,331,133
                                               ===========   ===========   ===========   ===========

                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.

                             (A LIMITED PARTNERSHIP)

                             STATEMENTS OF CASH FLOW

                                   (UNAUDITED)

                                                             Nine Months Ended
                                                           Sept.30,     Sept.30,
                                                             1997        1996
                                                             ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                            $ 199,761   $  69,074
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                        334,451     355,807

    Changes in assets and liabilities:
       Decrease in accounts receivable                       43,828      48,494
       Increase in prepaid expenses and deposits             (3,514)     (5,026)
       Increase in deferred expenses                         (6,177)     (7,336)
       Decrease in accounts payable and accrued expenses    (88,127)    (46,555)
       Increase in accrued real estate taxes                 24,259       3,360
       Increase in refundable tenant deposits                 1,209       4,602
                                                          ---------   ---------
    Total Adjustments                                       305,929     353,346
                                                          ---------   ---------

    Net cash provided by operating activities               505,690     422,420
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES -
    Net additions to investment property                   (148,515)    (33,149)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES -
    Cash distributions to partners                         (210,860)   (105,430)
    Payments on mortgage notes payable                      (48,600)    (48,600)
                                                          ---------   ---------

    Net cash from financing activities                     (259,460)   (154,030)
                                                          ---------   ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    97,715     235,241

CASH AND CASH EQUIVALENTS, beginning of period              797,225     656,904
                                                          ---------   ---------

CASH AND CASH EQUIVALENTS, end of period                  $ 894,940   $ 892,145
                                                          =========   =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid during period for interest        $  88,230   $  91,808
                                                          =========   =========




                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.
                             (A LIMITED PARTNERSHIP)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

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

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund., L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibilities of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 1997 and for all periods presented have been made. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company. Certain individual general partners and a corporate general partner of the Registrant are officers and directors of Nooney Company. Nooney Income Investments, Inc., a general partner, is a 75% owned subsidiary of Nooney Company.

NOTE D:

The earnings per limited partnership unit for the three and nine months ended September 30, 1997 and 1996 was computed on 15,180 units, the number of units outstanding during the periods.

NOTE E:

On November 6, 1997, Nooney Company sold its 75% interest in Nooney Income Investments, Inc., to S-P Properties, Inc., a California corporation, which in turn is a wholly-owned subsidiary of CGS Real Estate Company, Inc., a Texas corporation. CGS Real Estate Company, Inc. also purchased the entire real estate management business operated by Nooney Krombach Company. Following the sale, control of the Registrant now rests with CGS Real Estate Company, Inc.

ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

It should be noted that this 10-Q contains forward-looking information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including trends in the real estate investment market, projected leasing and sales, and the future prospects for Registrant. Actual results could differ materially from those contemplated by such statements.

Liquidity and Capital Resources

Cash on hand as of September 30, 1997 is $894,940, an increase of $97,715 from year end December 31, 1996. The increase in cash can be attributable to strong operating results for the nine month period commencing January 1, 1997, at both Oak Grove Commons and Leawood Fountain Plaza. The Registrant has been able to fund two distributions of $6.25 per unit and to reduce the properties' debt by $48,600 and fund capital additions to the properties thus far in 1997 in the amount of $148,515. The Registrant anticipates the properties to adequately fund capital expenditures anticipated for the remainder of 1997. These capital expenditures are as follows:

                                     Other         Leasing
                                    Capital        Capital         Total
                                    -------        -------         -----

Oak Grove Commons                   $ 5,500        $ 5,108        $10,608
Leawood Fountain Plaza (76%)          4,560         84,642         89,202
                                    -------        -------        -------
                                    $10,060        $89,750        $99,810
                                    =======        =======        =======

At Oak Grove Commons and Leawood Fountain Plaza, leasing capital includes funds for tenant alterations and lease commissions for new and renewal leases. The other capital anticipated at Oak Grove Commons is for structural repairs. Other capital expenditures at Leawood Fountain Plaza are for sidewalk and curb replacement.

Results of Property Operations

The results of operations for the Registrant's properties for the quarters ended September 30, 1997 and 1996 are detailed in the schedule below. Expenses and revenues of the Registrant are excluded.

                                                             Leawood
                                    Oak Grove                Fountain
                                    Commons                 Plaza (76%)
                                    -------                 -----------
          1997
          ----
          Revenues                 $ 216,789                $ 227,378
          Expenses                   160,239                  213,850
                                   ---------                ---------
          Net Income               $  56,550                $  13,528
                                   =========                =========

          1996
          ----
          Revenues                 $ 213,338                $ 204,878
          Expenses                   230,559                  214,923
                                   ---------                ---------
          Net Loss                 $ (17,221)               $ (10,045)
                                   =========                =========

For the quarter ended September 30, 1997 at Oak Grove Commons revenues increased slightly due to an increase in common area maintenance reimbursement income. Expenses decreased significantly due to a decrease in fire and crime prevention ($31,002), parking lot repairs ($24,418), and repairs and maintenance-building ($4,947), when compared to the similar period of the prior year. During 1996, Oak Grove Commons performed preventative maintenance on the building's sprinkler system and the parking lot was repaired, paved and sealed. Such expenses were not necessary in 1997.

At Leawood Fountain Plaza revenues increased $22,500 due to an increase in base rental income and escalation income. Expenses remained relatively stable. Net income improved significantly due to the increase in the revenues.

The occupancy levels at the Registrant's properties are listed below.

                                Occupancy Levels at September 30,
                                ---------------------------------
Property                           1997       1996        1995
--------                           ----       ----        ----

Oak Grove Commons                   93%        96%        100%
Leawood Fountain Plaza (76%)        87%        90%         96%

Occupancy at Oak Grove Commons remained stable at 93% for the third quarter ended September 30, 1997. Leasing activity consisted of one new tenant signing a lease for 3,000 square feet, two tenants renewing their leases for 14,693 square feet and one tenant vacating 3,200 square feet. At Oak Grove Commons one tenant occupies approximately 10% of the available space with a lease which expires in December 1997. This tenant has purchased their own building and will be vacating this space at the end of their lease.

During the third quarter of 1997 occupancy at Leawood Fountain Plaza decreased from 90% at the beginning of the quarter to 87% at the quarter's end. Leasing activity during the quarter consisted of eight tenants renewing their leases for 12,296 square feet and two tenants vacating their leases which occupied 2,644 square feet. The property has two major tenants who occupy approximately 10% and 11% of the available space with leases which expire in July 1999 and July 1998, respectively.

Each quarter, the General Partners assess the properties for impairment. If conclusive evidence of an impairment is found in any particular quarter, further valuation procedures would be performed. Additionally, as a matter of policy, the Registrant has each of its properties appraised on an annual basis by an independent appraisal firm. It is difficult to pinpoint an exact time or event to which impairment of a real estate investment can be attributed. Reductions in value are usually recognized on an annual basis at the time the appraisals are completed.

Results of Consolidated Operations 1997

As of September 30, 1997, the Registrant's consolidated revenues for the quarter ended and nine month period ended were $449,047 and $1,383,562, respectively. Revenues for the same time periods for the prior year were $414,730 and $1,263,594. Revenues increased $34,317 and $119,968 when comparing the three months and nine months ended September 30, 1997, to the similar periods of the prior year. The increase in revenues can be attributable to increases in base rental revenues and escalation income at Leawood Fountain Plaza and increases in common area maintenance reimbursement income at Oak Grove Commons. Consolidated expenses for the quarter ended September 30, 1997 and 1996 were $372,132 and $437,513. A decrease of $65,381 when comparing the quarter ended September 30, 1997 to the same period in the prior year. The decrease in consolidated expenses for the quarter is due to a decrease in parking lot/landscaping ($39,640), depreciation and amortization ($16,030), and other operating expenses ($36,254), partially offset by an increase in professional services ($14,025) and real estate taxes ($13,111). The change in other operating expenses primarily includes the preventative maintenance on the sprinkler system in the prior year. During the fourth quarter of 1996, Leawood Fountain's property was reassessed significantly higher than the prior year. The full increase was recorded during the fourth quarter of 1996. The 1997 real estate tax expense includes this increased expense. No significant increase in real estate tax expense is anticipated for the year ended 1997 compared to the year ended 1996.

Consolidated expenses for the nine month period ended September 30, 1997 and September 30, 1996, were $1,183,801 and $1,194,520, respectively. Operating expenses decreased $10,719 when comparing the nine months ended September 30, 1997 to the similar period of the prior year. The decrease in expenses was due to a decrease in utilities ($15,793), parking lot/landscaping ($39,167), depreciation and amortization ($21,356) and other operating expenses ($13,223), partially offset by an increase in professional services ($26,355) and real estate taxes ($51,977).

Results of Consolidated Operations 1996

As of September 30, 1996, the Registrant's consolidated revenues for the quarter ended and nine month period ended are $414,730 and $1,263,594, respectively. Revenues for the quarter ended September 30, 1996 when compared to the same period ended September 30, 1995 remained relatively stable. For the nine month period ended September 30, 1996 revenues increased $52,445 or 4.3% when compared to the nine month period ended September 30, 1995. The increase in revenues can be attributed to increases in rental income at Oak Grove Commons and expense recovery income at Leawood Fountain Plaza. These increases were partially offset by decreases in rent concessions. At Oak Grove Commons rental income increased due to higher average occupancy when comparing the first three quarters of 1996 to 1995. At Leawood Fountain Plaza expense recovery income increased due to an increase in expenses from 1994 to 1995. As recoverable expenses increase from year to year, the Registrant has the ability to pass through these increases to the property's tenants.

Consolidated expenses for the quarter ended September 30, 1996 and 1995 are $437,513 and $366,451, respectively. For the nine month periods ended September 30, 1996 and 1995 consolidated expenses are $1,194,520 and $1,139,886 respectively. The increase in consolidated expenses for the quarter ended can be attributed to expenditures at both Oak Grove Commons and Leawood Fountain Plaza for parking lot repairs, paving and sealing. Along with the parking lot repairs, the Registrant performed preventative maintenance on the building's sprinkler system at Oak Grove Commons. For the nine month period ended the increase can be attributed to the expenditures previously noted offset by a decrease in interest expenses which is a direct result of declining interest rates on the Registrant's floating rate debt.

Inflation

     The effects of inflation did not have a material impact upon the Registrant's operations.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

              None

     (b) Reports on Form 8-K

              On November 14, 1997, the Registrant filed a report on Form 8-K which reported an Item 1. Changes in Control of Registrant



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NOONEY INCOME FUND LTD., L.P.


Dated: November 14, 1997                     Nooney Income Investments, Inc.
      -------------------


                                             By: /s/ Gregory J. Nooney, Jr.
                                             -------------------------------
                                             Gregory J. Nooney, Jr.
                                             Chairman of the Board and
                                             Chief Executive Officer


                                             By: /s/ Patricia A. Nooney
                                             -------------------------------
                                             Patricia A. Nooney
                                             Senior Vice President and Secretary