Form 10-K405
period 1997-12-31
NOONEY INCOME FUND LTD LP
filed 1998-03-30
CIK 725266

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended              December 31, 1997
                          ------------------------------------------------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from____________________ to __________________________



                         Commission file number   0-13241
                                               --------------

                          NOONEY INCOME FUND LTD., L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Missouri                                             43-1302570
-------------------------------                   ------------------------------
(State or other jurisdiction of                           (I.R.S. Employer)
incorporation or organization)                           Identification No.)

500 North Broadway, St. Louis, Missouri                         63102
-------------------------------------------       ------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code          (314) 206-4600
                                                  ------------------------------

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

As of February 1, 1998, the aggregate market value of the Registrant's units of limited partnership interest (which constitute voting securities under certain circumstances) held by non-affiliates of the Registrant was $15,180,000. (The aggregate market value was computed on the basis of the initial selling price of $1,000 per unit of limited partnership interest, using the number of units not beneficially owned on February 1, 1998 by the General Partners or holders of 10% or more of the Registrant's limited partnership interests. The initial selling price of $1,000 per unit is not the current market value. Accurate pricing information is not available because the value of the units of limited partnership interests is not determinable since no active secondary market exists. The characterization of such General Partners and 10% holders as affiliates is for the purpose of this computation only and should not be construed as an admission for any purpose that any such persons are, or other persons not so characterized are not, in fact, affiliates of the Registrant).

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

The real estate investment market began to improve in 1994, and has continued this improvement through 1997, and is expected to further continue its improvement over the next several years. Management believes this trend should increase the value of the Registrant's properties in the future. The Registrant is intended to be self-liquidating and proceeds, if any, from the sale or refinancing of the Registrant's real property investments will not be invested in new properties but will be distributed to the Partners or, at the discretion of the General Partners, applied to capital improvements or the payment of indebtedness with respect to, existing properties, the payment of other expenses or the establishment of reserves. (See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.)

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

The  Registrant  has  no  employees.   Property   management  services  for  the
Registrant's investment properties are provided by Nooney Inc., an affiliate of the General Partners.

Throughout the 10-K, references are made to the following companies listed in Column A below. Please note that on January 28,1998, the names of said companies were changed to the names listed in Column B below.

         Column A                               Column B
         --------                               --------

         Nooney Company                         Brooklyn Street Properties, Inc.
         Nooney Krombach Company                Hanley Brokers, Inc.

ITEM 2:      PROPERTIES

On January 24, 1984, the Registrant purchased Oak Grove Commons, an office/warehouse complex located on Brook Drive in the city of Downer's Grove, Illinois, a suburb of Chicago. The purchase price of the complex was $5,218,569. Oak Grove Commons consists of three adjoining single-story buildings constructed of brick veneer with concrete block backing which contain a total of approximately 137,000 net rentable square feet and are located on a 7.6 acre site which provides paved parking for 303 cars. The complex, which is 40% office space and 60% bulk warehouse, was 86% leased by 24 tenants at December 31, 1997.

On February 20, 1985, the Registrant acquired a 76% interest as a tenant in common in Leawood Fountain Plaza, a three building office complex in Leawood, Kansas. Constructed in two phases in 1982 and 1983, the buildings contain approximately 29,000, 28,000 and 25,000 net rentable square feet, respectively, or an aggregate of approximately 82,000 net rentable square feet of office space. Paved parking is provided for 403 cars. The purchase price of the complex was $9,626,576, of which $7,316,197 was paid by the Registrant for its 76% interest. The remaining 24% interest was purchased by Nooney Income Fund Ltd. II, L.P., an affiliate of the Registrant, as the other tenant in common. All costs and revenues attributable to the operation of the complex are shared by the Registrant and Nooney Income Fund Ltd. II, L.P. in proportion to their respective percentage interests. The complex was 89% leased by 38 tenants at December 31, 1997.

Reference is made to Note 3 of Notes to Financial  Statements  filed herewith as
Exhibit 99.3 in response to Item 8 for a description of the indebtedness secured by the Registrant's real property investments.

The following table sets forth certain information as of December 31, 1997, relating to the properties owned by the Registrant.

                                          AVERAGE
                                          ANNUALIZED
                                          EFFECTIVE
                             TOTAL        BASE RENT               PRINCIPAL TENANTS
                   SQUARE    ANNUALIZED   PER SQUARE   PERCENT    OVER 10% OF PROPERTY       LEASE
PROPERTY           FEET      BASE RENT*   FOOT         LEASED     SQUARE FOOTAGE             EXPIRATION
--------           ----      ----------   ----         ------     --------------             ----------
Oak Grove
Commons            137,000    $ 788,000      $6.69       86%      None

Leawood Fountain                                                  Midwest Mechanical (11%)   1998
Plaza               82,000   $1,134,000     $15.51       89%      Family Medical Care of
                                                                  Kansas City (10%)          1999

* Represents 100% of Base Rent.  Registrant has 76% ownership in Leawood Fountain Plaza



ITEM 3:      LEGAL PROCEEDINGS

The Registrant is not a party to any material pending legal proceedings.

ITEM 4:      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

                                     PART II
                                     -------

ITEM 5:      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS

As of February 1, 1998, there were 1,275 record holders of Interests in the Registrant. There is no public market for the Interests and it is not anticipated that a public market will develop.



              CASH DISTRIBUTIONS PAID PER LIMITED PARTNERSHIP UNIT


          First Quarter     Second Quarter     Third Quarter     Fourth Quarter
          -------------     --------------     -------------     --------------
1996                -0-              $6.25               -0-             $12.50
1997                -0-              $6.25             $6.25             $ 6.25

ITEM 6:  SELECTED FINANCIAL DATA
                                                                                   Year Ended December 31,
                                                         ---------------------------------------------------------------------------
                                                              1997         1996          1995           1994          1993
                                                                       (Not covered by independent auditors' report)
Rental and other income                                  $ 1,772,253   $ 1,778,074   $ 1,688,761    $ 1,430,841   $ 1,467,106

Net income                                                   193,131       175,285       187,776
                                                                                                          6,623        27,480

Data per limited partnership unit:

  Net income (loss)
                                                               10.74          9.57         11.01          (0.80)         1.79

  Cash distributions - investment income
                                                               10.74          9.57         11.01           --            1.79

  Cash distributions - return of capital
                                                                8.01          9.18          1.49          12.50          --

Weighted average limited partnership units outstanding
                                                              15,180        15,180        15,180         15,180        15,180

At year-end:

  Total assets                                             6,713,495     6,883,366     7,029,025      7,107,722     7,303,864


  Investment property, net                                 5,661,355     5,835,751     6,137,241      6,132,218     6,212,268


  Mortgage note payable                                    1,197,000     1,261,800     1,326,600      1,387,200     1,443,600


  Partners' equity                                         5,103,333     5,226,492     5,367,489      5,390,570     5,594,797


See Item 7:  Management's Discussion and Analysis for discussion of comparability of items.



ITEM 7:      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash on hand as of December 31, 1997, is $865,287, an increase of $68,062 from the year ended December 31, 1996. The Registrant expects the capital expenditures during 1998 will be adequately funded by current cash reserves and the properties' operating cash flow. The anticipated capital expenditures in 1998 by property are as follows:

                                   Other         Leasing
                                  Capital         Capital           Total
                                  -----------------------------------------

   Oak Grove Commons             $ 13,965        $278,954          $292,919
   Leawood Fountain Plaza (76%)    26,600         110,119           136,719
                                 ------------------------------------------
                                 $ 40,565        $389,073          $429,638
                                 ==========================================

At Oak Grove Commons, leasing capital has been budgeted for tenant improvements and lease commissions for new and renewal tenants. The other capital has been budgeted for repaving of the dock area driveways.

At Leawood Fountain Plaza, leasing capital has been budgeted for tenant improvements and lease commissions for new and renewal tenants. Other capital budgeted is for recarpeting hallways in one building, sidewalk/curb replacements, replacing exterior lighting throughout the property, and repainting of the hallways and stairwells.

Results of Operations

The results of operations for the Registrant's properties for the years ended December 31, 1997, 1996 and 1995 are detailed in the schedule below. Expenses of the Registrant are excluded.

                                            Oak Grove           Leawood Fountain
                                             Commons               Plaza (76%)
                                             ----------------------------------
               1997
               ----

               Revenues                     $886,520                $898,955
               Expenses                      709,258                 835,526
                                            -----------------------------------
               Net Income                   $177,262                $ 63,429
                                            ===================================

               1996
               ----

               Revenues                     $881,453                $907,803
               Expenses                      718,405                 881,027
                                            -----------------------------------
               Net Income                   $163,048                $ 26,776
                                            ===================================

                                            Oak Grove           Leawood Fountain
                                             Commons               Plaza (76%)
                                             ----------------------------------
               1995
               ----

               Revenues                     $830,756                $884,141
               Expenses                      696,118                 817,258
                                            -----------------------------------
               Net Income                   $134,638                $ 66,883
                                            ===================================


1997 Comparisons By Property

At Oak Grove Commons, revenues increased slightly despite a decrease in occupancy as new tenants are leasing for more per square foot than the vacating tenants were paying, and due to a decrease in bad debt expense when comparing the two years. Expenses decreased by $9,147 primarily as a result of a decrease in fire and crime prevention ($14,820), and parking lot ($24,418), partially offset by increases in real estate tax expense ($27,360), and vacancy expense ($10,464). The result of the stable revenues and decrease in expenses produced an increase in net income of $14,214 when comparing the two years. Oak Grove Commons has a first mortgage with a floating rate of 3/4 of 1% over the then published prime rate of the lender. The balance of this loan was $1,197,000 as of December 31, 1997. The loan matures July of 1998. The Registrant anticipates that the lender will renew the loan under the same terms prior to its expiration.

At Leawood Fountain Plaza, revenues decreased slightly ($8,848) when comparing 1997 results to the prior year. The decrease in revenue can be attributed to a decrease in escalation income ($27,789), partially offset by an increase in rental income ($14,795). Expenses decreased $45,501 when comparing 1997 to 1996. Expenses decreased due to a decrease in electric expense ($26,945), parking lot ($5,749), amortization expense ($8,433), payroll and employee welfare ($8,097), and heating and air conditioning repairs and maintenance ($7,636), partially offset by an increase in building repairs and maintenance ($23,491). The result of the relatively stable revenues and decrease in expenses was an increase in net income of $36,653 when comparing 1997 to the prior year.



The occupancy rates as of December 31 are as follows:

                                        1997          1996         1995
                                        --------------------------------

        Oak Grove Commons                86%           95%          100%
        Leawood Fountain Plaza           89%           92%           92%

During the fourth quarter, the occupancy level at Oak Grove Commons decreased to 86% from 93% due to one tenant vacating 13,650 square feet, and one new tenant leasing 3,833 square feet. In addition, one tenant renewed 4,550 square feet. For the year, leasing activity included new leases with four tenants for 13,666 square feet, renewal leases with seven tenants for 36,629 square feet, while five tenants vacated 26,748 square feet. Oak Grove Commons has no tenants who occupy more than 10% of the available space.

During the fourth quarter at Leawood Fountain Plaza, occupancy increased to 89% from 87%. The increase is attributable to three new leases being signed for 4,095 square feet. In addition, one tenant renewed 1,142 square feet and one tenant vacated 2,760 square feet. During the year, the Registrant signed seven new leases for 6,678 square feet, renewed leases with eleven tenants occupying 16,441 square feet, while six tenants occupying 9,174 square feet vacated. The property has two major tenants who occupy 11% of the space with a lease which expires in July 1998 and 10% of the available space with a lease which expires in July 1999, respectively.

Year 2000 issues

The Registrant believes that the impact of the year 2000 will not have a material impact on future results. The management company employed by the Registrant utilizes various computer software packages as tools in running its accounting operations. The Registrant's properties are maintained on software provided by a third party. The management company has received information from that company indicating that the main software program has all its core products already compatible with 2000 dates and that these have been proven in the field for over five years. A few of the add on products that are not critical to the management company's business are in process of being updated and the third party vendor anticipates compliance by the end of 1998.

1997 Comparisons

The Registrant's consolidated revenues were very comparable when looking at December 31, 1997, compared to December 31, 1996. Consolidated revenues were $l,795,659 for the year ended 1997, and $1,798,369 for the year ended 1996. The Registrant's consolidated expenses were $1,602,528 for the year ended December 31, 1997, and $1,623,084 for the year ended December 31, 1996. The decrease in consolidated expenses was $20,556 or 1%. This decrease in expense in attributable to a decrease in depreciation and amortization ($23,186), repairs and maintenance ($30,069), and utilities ($27,508), partially offset by an increase in real estate tax expense ($26,404), and other operating expenses
($38,338).   Net  income  for  1997  increased  $17,846  or  $1.17  per  limited partnership unit when compared to the prior year. Cash flow provided from operations for the year ended December 31, 1997, was $680,360 which allowed the Registrant to fund capital expenditures of $231,208, distribute $316,290 to the partners, and reduce Oak Grove Commons' debt by $64,800.


1996 Comparisons

As of December 31, 1996, the Registrant's consolidated revenues are $1,798,369 compared to $1,707,296 for the year ended December 31, 1995. The increase in revenue was $91,073, an increase of 5%. The increase in revenue is attributable to rental increases at both properties. Occupancies remained high at both properties throughout all of 1996. The Registrants consolidated expenses for the year ended December 31, 1996 were $1,623,084 compared to $1,519,520 for the year ended December 31, 1995. The increase in expenses of $103,564 was a 7% increase. The increase is attributable mainly to an increase in real estate taxes ($46,925), repairs and maintenance at both properties ($38,506) and other operating expenses ($40,033), partially offset by decreases in interest ($13,347) and depreciation and amortization ($29,163). Net income for 1996 decreased $12,491 or $1.44 per limited partnership unit when compared to the

1995 operating results. Cash flow provided from operations for the year ended December 31, 1996, was $635,383 which allowed the Registrant to fund capital expenditures of $113,980, distribute $316,282 to the partners and reduce Oak Grove Commons debt by $64,800.


Inflation

The effects of inflation did not have a material impact upon the Registrant's operations in fiscal l996 and 1997.

Interest Rates

Interest rates on floating rate debt remained constant in 1996 and went down in 1997. Future increases in the prime interest rate can adversely affect the operations of the Registrant.

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


ITEM 9:      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None


                                    PART III
                                    --------

ITEM 10:     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The General Partners of the Registrant responsible for all aspects of the Registrant's operations are Gregory J. Nooney, Jr., age 67, PAN, Inc., a Missouri corporation, Nooney Ltd., L.P., a Missouri limited partnership and Nooney Income Investments, Inc., a Missouri corporation. Gregory J. Nooney, Jr. is a senior officer of Nooney Company, the sponsor of the Registrant.

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

Gregory J. Nooney, Jr. and John J. Nooney are brothers. Gregory J. Nooney, Jr. and the estate of Faith L. Nooney (the deceased wife of John J. Nooney) are stockholders of Nooney Company, with Gregory J. Nooney, Jr. controlling all voting stock of Nooney Company.

PAN, Inc.  became a General  Partner during 1997 and is wholly-owned by Patricia
A. Nooney, the daughter of Gregory J. Nooney, Jr.

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

During 1993 Lindbergh Boulevard Partners, L.P. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Gregory J. Nooney, Jr. is the general partner of Nooney Ltd. II, L.P., which in turn is the general partner of Nooney Development Partners, L.P., which in turn is the general partner of Nooney-Hazelwood Associates, L.P. which is the general partner of Lindbergh Boulevard Partners, L.P. Lindbergh Boulevard Partners, L.P. emerged from bankruptcy on May 17, 1994, when its Plan of Reorganization was confirmed.

On October 31, 1997, Nooney Company sold its wholly-owned subsidiary, Nooney Income Investments, Inc., the corporate general partner of the Partnership to S-P Properties, Inc., a California corporation, which in turn is a wholly-owned subsidiary of CGS Real Estate Company, Inc., a Texas corporation. Simultaneously, Gregory J. Nooney, Jr., an individual general partner and PAN, Inc., a corporate general partner, sold their economic interests to S-P Properties, Inc. and resigned as general partners.

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

During 1997, cash distributions of $31,665 were paid to the General Partners by the Registrant.

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

Nooney Krombach Company, the manager of the Registrant's properties, is a wholly-owned subsidiary of Nooney Company. Nooney Krombach Company is entitled to receive monthly compensation from the Registrant for property management and leasing services, plus administrative expenses. During fiscal 1997 the Registrant paid property management fees of $90,260 to Nooney Krombach Company and $20,833 as reimbursement for indirect expenses incurred in connection with management of the Registrant. On October 31, 1997, CGS Real Estate Company purchased the real estate management business of Nooney Krombach Company and formed Nooney, Inc. to perform the management of the Registrant. The Registrant paid Nooney, Inc. $16,870 in property management fees in 1997 and $4,167 as reimbursement for indirect expenses incurred in connection with the management of the Registrant.

See Item 11 above for a discussion of cash distributions paid to the General Partners during the year ended December 31, 1997.

(b)  Certain Business Relationships.

The relationship of certain of the General Partners to certain of their affiliates is set forth in Item 13(a) above. Also see Item 13(a) above for a discussion of amounts paid by the Registrant to the General Partners or their affiliates during the year ended December 31, 1997, in connection with various transactions.

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


         3.   Exhibits:

              See Exhibit Index on Page 16.

(b)   Reports on Form 8-K

      On November 14, 1997, the Registrant filed a report on Form 8-K which reported an Item 1, Changes in Control of Registrant.

(c)   Exhibits:

      See Exhibit Index on Page 16.

(d)   Not Applicable

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) under the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NOONEY INCOME FUND LTD., L.P.


Date:    March 30, 1998              Nooney Income Investments, Inc.
     ----------------------
                                     By: /s/ Gregory J. Nooney, Jr.
                                     ------------------------------------
                                         Gregory J. Nooney, Jr. - Director
                                         Chairman of the Board and
                                         Chief Executive Officer



                                     By: /s/ Patricia A. Nooney
                                     ------------------------------------
                                         Patricia A. Nooney - Director
                                         Senior Vice President and Secretary

                                         BEING A MAJORITY OF THE DIRECTORS
                                         OF NOONEY INCOME INVESTMENTS, INC.

                                  EXHIBIT INDEX


Exhibit
Number                                     Description
------                                     -----------


 3 Amended and Restated Agreement and Certificate of Limited Partnership dated November 7, 1983, is incorporated by reference to the Prospectus contained in Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 under the Securities Act of 1933 (File No. 2-85683).


10          Management Contract between Nooney Income Fund Ltd. and
            Nooney Company is incorporated by reference to Exhibit
            10(a) to the Registration Statement on Form S-11 under the Securities Act of 1933 (File No. 2-85683). The
            Management Contract was assigned by Nooney Krombach
            Company, a wholly-owned subsidiary of Nooney Company, on October 31, 1997, to Nooney, Inc., and is identical in all material respects to the management contract refered to above.


99.1        List of Directorships in Response to Item 10.


99.2 Pages 9-10, 23-25, and A-17 - A-21 of the Prospectus of the Registrant dated November 9, 1983, as supplemented and filed pursuant to Rule 424(c) of the Securities Act of 1933 are incorporated by reference.


99.3        Financial Statements and Schedules.