Form 10-Q
period 1998-03-31
NOONEY INCOME FUND LTD LP
filed 1998-05-15
CIK 725266

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ------------

                                    FORM 10-Q
(Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1998
                               -------------------------------------------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to_________________________


                         Commission file number 0-13241
                                                -------

                         NOONEY INCOME FUND LTD., L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Missouri                                             43-1302570
-------------------------------                        -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

500 N. Broadway, Suite 1200, St. Louis, Missouri                  63102
------------------------------------------------       -------------------------
    (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (314) 206-4600
                                                   -----------------------------

             7701 Forsyth Boulevard, Suite 700, St. Louis, MO 63105
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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

PART I
Item 1 - Financial Statements:
-----------------------------

                          NOONEY INCOME FUND LTD., L.P.
                          ----------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                 BALANCE SHEETS
                                 --------------


                                                     March 31,   December 31,
                                                       1998          1997
ASSETS:                                             (Unaudited)
                                                   -----------   -----------

     Cash and Cash Equivalents                     $ 1,044,749   $   865,287
     Accounts receivable                                32,992       115,038
     Prepaid expenses and deposits                      13,116        10,520
     Investment property, at cost:
         Land                                        1,946,169     1,946,169
         Buildings and improvements                  8,459,569     8,447,027
                                                   -----------   -----------
                                                    10,405,738    10,393,196
         Less accumulated depreciation               4,816,351     4,731,841
                                                   -----------   -----------
                                                     5,589,387     5,661,355
     Deferred expenses - At amortized cost              63,935        61,295
                                                   -----------   -----------

                                                   $ 6,744,179   $ 6,713,495
                                                   ===========   ===========


LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
     Accounts payable and accrued expenses         $    29,311   $   108,209
     Accrued real estate taxes                         249,683       184,936
     Mortgage notes payable                          1,180,800     1,197,000
     Refundable tenant deposits                        112,577       120,017
                                                   -----------   -----------
                                                     1,572,371     1,610,162

Partners' Equity                                     5,171,808     5,103,333
                                                   -----------   -----------

                                                   $ 6,744,179   $ 6,713,495
                                                   ===========   ===========



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                  ---------------------------------------------

                                   (UNAUDITED)
                                   -----------

                                                           Three Months Ended
                                                        March 31,      March 31,
                                                          1998           1997
                                                       ----------     ----------

REVENUES:
     Rental and other income                           $  415,066     $  451,460
     Interest                                               5,322          5,284
                                                       ----------     ----------
                                                          420,388        456,744

EXPENSES:
     Interest                                              28,111         28,936
     Depreciation and amortization                        107,277        118,775
     Real estate taxes                                     64,747         61,307
     Property management fees paid to
         Nooney Inc.                                       25,181         27,523
     Reimbursement to Nooney Inc.
         for partnership management services
         and indirect expenses                              6,250          6,250
     Repairs & Maintenance                                 11,463         24,669
     Professional Services                                 11,701         32,441
     Utilities                                             26,811         17,060
     Cleaning                                              12,330         14,597
     Payroll                                               11,775          9,414
     Snow Removal                                          13,916         21,374
     Other operating expenses                              31,619         33,627
                                                       ----------     ----------
                                                          351,181        395,973
                                                       ----------     ----------

NET INCOME                                             $   68,475     $   60,771
                                                       ==========     ==========

NET INCOME PER LIMITED
     PARTNERSHIP UNIT                                  $     3.52     $     2.96
                                                       ==========     ==========

PARTNERS' EQUITY:
     Beginning of Period                               $5,103,333     $5,226,492
     Net Income                                            68,475         60,771
                                                       ----------     ----------

     End of Period                                     $5,171,808     $5,287,263
                                                       ==========     ==========



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                             STATEMENTS OF CASH FLOW
                             -----------------------

                                   (UNAUDITED)
                                   -----------

                                                          Three Months Ended
                                                       March 31,      March 31,
                                                         1998           1997
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                       $    68,475    $    60,771
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                     107,277        118,775

    Changes in assets and liabilities:
       Decrease (Increase) in accounts receivable         82,046         (6,311)
       Increase in prepaid expenses                       (2,596)        (6,035)
       Increase in deferred assets                       (10,696)             0
       Decrease in accounts payable                      (78,898)       (31,445)
       Increase in accrued real estate taxes              64,747         61,307
       Decrease in refundable tenant deposits             (7,440)          (674)
                                                     -----------    -----------

           Total Adjustments                             154,440        135,617
                                                     -----------    -----------

       Net cash provided by operating activities         222,915        196,388
                                                     -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES -
    Net additions to investment property                 (27,253)       (27,867)
                                                     -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES -
    Payments on mortgage notes payable                   (16,200)       (16,200)
                                                     -----------    -----------


NET INCREASE IN CASH AND CASH EQUIVALENTS                179,462        152,321

CASH AND CASH EQUIVALENTS, beginning of period           865,287        797,225
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, end of period             $ 1,044,749    $   949,546
                                                     ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid during period for interest        28,111         28,936



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                   ------------------------------------------

NOTE A:

Refer to the Registrant's financial statements for the fiscal year ended December 31, 1997, which are contained in the Registrant's Annual report on Form 10-K, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below.

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund., L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibilities of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 1998 and for all periods presented have been made. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by Nooney, Inc., a wholly-owned subsidiary of CGS Real Estate Company. Nooney Income Investments, Inc., a general partner, is a 75% owned subsidiary of S-P Properties, Inc. S-P Properties, Inc. is a wholly-owned subsidiary of CGS Real Estate Company.

NOTE D:

The earnings per limited partnership unit for the three months ended March 31, 1998 and 1997 was computed on 15,180 units, the number of units outstanding during the periods.

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

Liquidity and Capital Resources
-------------------------------

Cash on hand as of March 31, 1998 is $1,044,749 an increase of $179,462 from year end December 31, 1997. During the first quarter, net cash provided by operating activities was $222,915. Cash was used for tenant improvements in the amount of $27,253 and payments on mortgage notes payable of $16,200. With the positive operating results, the Registrant expects the properties to adequately fund anticipated capital expenditures for the remainder of 1998. The anticipated capital expenditures are as follows:

                                    Leasing Capital  Other Capital      Total
                                    ---------------  -------------      -----

   Oak Grove Commons                    $276,533       $ 13,965       $290,498
   Leawood Fountain Plaza (76%)          129,517         19,304        148,821
                                        --------       --------       --------

                                        $406,050       $ 33,269       $439,319
                                        ========       ========       ========

Oak Grove Commons' and Leawood Fountain Plaza's Leasing Capital includes funds for tenant alterations and lease commissions for new and renewal tenants. Other Capital expenditures at Leawood Fountain Plaza include the replacement of carpeting in three building hallways, sidewalk replacement, and exterior re-lighting. At Oak Grove Commons, Other Capital includes the repavement of exterior loading docks.

Results of Operations by Property
---------------------------------

The results of operations for the Registrant's properties for the quarters ended March 31, 1998 and 1997 are detailed in the schedule below. Expenses and revenues of the Registrant are excluded.

                                    Oak Grove     Leawood Fountain
                                     Commons         Plaza (76%)
                                     -------         ----------
                   1998
                   ----
                 Revenues            $208,822         $210,867
                 Expenses             158,102          200,774
                                     --------         --------

                Net Income          $ 50,720         $ 10,093
                                     ========         ========

                   1997
                   ----
                 Revenues            $223,595         $235,123
                 Expenses             175,613          202,606
                                     --------         --------

                 Net Income          $ 47,982         $ 32,517
                                     ========         ========

Revenues for the quarters ended March 31, 1998 and 1997 at Oak Grove Commons were $208,822 and $223,595 respectively. The decrease in income is attributable to the loss of rental income due to the vacancy of one tenant in the fourth quarter of 1997 that previously occupied 13,650 square feet. This decrease was partially offset by slight increases in miscellaneous income, common area maintenance and tax income. Expenses at Oak Grove Commons decreased $17,511 or 10% from the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. The decrease in expenses is primarily attributable to decreases in snow removal costs ($5,681) and amortization expense ($11,162). The decrease in amortization is due to the amount of fully-amortized assets increasing over the past year.

At Leawood Fountain Plaza, revenues decreased $24,256 when comparing the quarter ended 1998 to 1997. The decrease in revenue can be attributed to a decrease in escalation income ($24,895). This decrease is due to refunds issued to tenants during 1st quarter 1998 for over payments of escalation made in 1997. Expenses decreased a nominal amount when comparing 1997 to 1998. Operating expenses decreased in the areas of cleaning, security, repairs and maintenance, fuel/gas and snow removal, offset by an increase in electric expense.

The occupancy levels at the Registrant's properties during the first quarter of 1998 remained high. These high levels can be attributed to the Registrant's ability to lease space as it becomes available. The occupancy levels at the Registrant's properties are listed below.

                                                Occupancy levels as of March 31,
                                                --------------------------------

     Property                                     1998        1997        1996
     --------                                     ----        ----        ----

Oak Grove Commons                                  89%        100%        100%
Leawood Fountain Plaza (76%)                       90%         88%         91%

Occupancy at Oak Grove Commons increased to 89% during the first quarter of 1998. Leasing activity consisted of three new tenants occupying 15,365 square feet. One tenant renewing its lease for 3,395 square feet and one tenant vacating 11,049 square feet. Oak Grove Commons has no tenant occupying more than 10% of the available space.

During the first quarter of 1998, occupancy at Leawood Fountain Plaza increased to 90%. Leasing activity consisted of two tenants occupying 1,140 square feet. There was no other leasing activity. Interest in leasing space at Leawood Fountain Plaza has been strong and the Registrant anticipates occupancy increasing during the second quarter. The property has two major tenants, one who occupies approximately 11% of the available space whose lease expires in July 1998 and a second major tenant who occupies approximately 10% of the available space whose lease expires in July 1999. The Registrant has been in ongoing negotiations with the tenant whose lease expires in July 1998 and anticipates executing a renewal document during the second quarter.

Results of consolidated Operations 1998
---------------------------------------

As of March 31, 1998, the Registrant's consolidated revenues are $420,388, a decrease of $36,356 when compared to quarter ended March 31, 1997. This 8% decrease in revenues can be attributed to decreases in base rent at Oak Grove Commons and decreases in escalation at Leawood Fountain Plaza, partially offset by increases in miscellaneous, common area maintenance and tax income.

Consolidated expenses for the quarters ending March 31, 1998 and 1997 are $351,181 and $395,973 respectively. This 11% decrease in expenses can be attributed to decreases in snow removal and amortization expense at Oak Grove Commons and decreases in cleaning, security, repairs & maintenance, gas and snow removal at Leawood Fountain Plaza, which were partially offset by an increase in electrical expense.

Results of Consolidated Operations 1997
---------------------------------------

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


Inflation
---------

The effects of inflation did not have a material impact upon the Registrant's operation in fiscal l997 and are not expected to materially affect the Registrant's operation in l998.

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


                                   NOONEY INCOME FUND LTD., L.P.


Dated:    May 15, 1998             By:    Nooney Income Investments, Inc.
                                          General Partner


                                   By:   /s/ Gregory J. Nooney, Jr.
                                          -----------------------------------
                                          Gregory J. Nooney, Jr. - Director
                                          Chairman of the Board
                                          and Chief Executive Officer


                                   By:   /s/ Patricia A. Nooney
                                          -----------------------------------
                                          Patricia A. Nooney - Director
                                          Senior Vice President and Secretary



                                   BEING A MAJORITY OF THE DIRECTORS

                                  EXHIBIT INDEX


Exhibit
Number     Description
-------    -----------


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