Form 10-Q
period 1998-06-30
NOONEY INCOME FUND LTD LP
filed 1998-08-14
CIK 725266

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1998
                               -------------------------------------------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to_________________________


                         Commission file number 0-13241
                                                -------

                         NOONEY INCOME FUND LTD., L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Missouri                                             43-1302570
-------------------------------                        -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)

500 North Broadway, St. Louis, Missouri                           63102
------------------------------------------------       -------------------------
    (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (314) 206-4600
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

PART I
Item 1 - Financial Statements:
-----------------------------

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                 BALANCE SHEETS
                                 --------------


                                                      June 30,    December 31,
                                                        1998          1997
ASSETS:                                              (Unaudited)
                                                     -----------  ------------

     Cash and Cash Equivalents                      $   748,814    $   865,287
     Accounts receivable                                 83,026        115,038
     Prepaid expenses and deposits                       31,898         10,520
     Investment property, at cost:
         Land                                         1,946,169      1,946,169
         Buildings and improvements                   8,529,269      8,447,027
                                                    -----------    -----------
                                                     10,475,438     10,393,196
         Less accumulated depreciation                4,919,832      4,731,841
                                                    -----------    -----------
                                                      5,555,606      5,661,355
     Deferred expenses - At amortized cost              110,111         61,295
                                                    -----------    -----------

                                                    $ 6,529,455    $ 6,713,495
                                                    ===========    ===========


LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
     Accounts payable and accrued expenses          $    17,045    $   108,209
     Accrued real estate taxes                          183,227        184,936
     Mortgage notes payable                           1,164,600      1,197,000
     Refundable tenant deposits                         133,654        120,017
                                                    -----------    -----------
                                                    $ 1,498,526    $ 1,610,162

Partners' Equity                                      5,030,929      5,103,333
                                                    -----------    -----------

                                                    $ 6,529,455    $ 6,713,495
                                                    ===========    ===========




                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                  ---------------------------------------------

                                   (UNAUDITED)
                                   -----------


                                                 Three Months Ended           Six Months Ended
                                               June 30,       June 30,      June 30,      June 30,
                                                 1998           1997          1998          1997
                                             ------------   ------------  ------------  -----------

REVENUES:
     Rental and other income                  $   452,721   $   471,783   $   867,788   $   923,243
     Interest                                       5,704         5,988        11,026        11,272
                                              -----------   -----------   -----------   -----------
                                                  458,425       477,771       878,814       934,515

EXPENSES:
     Interest                                      28,096        29,697        56,207        58,633
     Depreciation and amortization                113,627       110,190       220,904       228,965
     Real estate taxes                             64,747        83,380       129,493       144,687
     Property management fees paid to
         Nooney Inc.                               27,229        28,537        52,411        56,060
     Reimbursement to Nooney Inc.
         for partnership management services
         and indirect expenses                      6,250         6,250        12,500        12,500
     Repairs & Maintenance                         17,160        21,441        28,623        40,174
     Professional Services                         23,609        21,457        35,310        53,898
     Utilities                                     25,511        26,960        52,324        44,020
     Cleaning                                      14,458        14,065        26,788        28,662
     Payroll                                       10,546        13,252        22,322        22,666
     Insurance                                      7,836         9,538        17,173        19,023
     Parking Lot/Landscaping                       10,202        12,058        15,600        17,991
     Office General                                 9,144         6,756        14,292        13,737
     Vacancy Expense                               14,324         4,021        15,571         6,922
     Other operating expenses                      15,719        28,094        40,854        63,731
                                              -----------   -----------   -----------   -----------

                                                  388,458       415,696       740,372       811,669
                                              -----------   -----------   -----------   -----------

NET INCOME                                    $    69,967   $    62,075   $   138,442   $   122,846
                                              ===========   ===========   ===========   ===========
NET INCOME PER LIMITED
     PARTNERSHIP UNIT                         $      4.86   $      3.72   $      8.40   $      6.69
                                              ===========   ===========   ===========   ===========

PARTNERS' EQUITY:
     Beginning of Period                      $ 5,171,808   $ 5,287,263   $ 5,103,333   $ 5,226,492
     Cash distributions to partners              (210,846)     (105,430)     (210,846)     (105,430)
     Net Income                                    69,967        62,075       138,442       122,846
                                              -----------   -----------   -----------   -----------

     End of Period                            $ 5,030,929   $ 5,243,908   $ 5,030,929   $ 5,243,908
                                              ===========   ===========   ===========   ===========

                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                                       -3-

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                             STATEMENTS OF CASH FLOW
                             -----------------------

                                   (UNAUDITED)
                                   -----------

                                                             Six Months Ended
                                                           June 30,     June 30,
                                                             1998         1997
                                                             ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                            $ 138,442   $ 122,846
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                        220,904     228,965

    Changes in assets and liabilities:
       Decrease (Increase) in accounts receivable            32,012     (30,645)
       Increase in prepaid expenses and deposits            (21,378)     (7,408)
       Increase in deferred expenses                        (67,018)     (3,445)
       Decrease in accounts payable and accrued expenses    (91,164)    (51,007)
       (Decrease) Increase in accrued real estate taxes      (1,709)     17,216
       Increase (Decrease) in refundable tenant deposits     13,637      (1,097)
                                                          ---------   ---------

           Total Adjustments                                 85,284     152,579
                                                          ---------   ---------

       Net cash provided by operating activities            223,726     275,425
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES -
    Net additions to investment property                    (96,953)    (55,877)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES -
    Cash distributions to partners                         (210,846)   (105,430)
    Payments on mortgage notes payable                      (32,400)    (32,400)
                                                          ---------   ---------

    Net cash from financing activities                     (243,246)   (137,830)
                                                          ---------   ---------

NET (DECREASE)INCREASE IN CASH
           AND CASH EQUIVALENTS                            (116,473)     81,718

CASH AND CASH EQUIVALENTS, beginning of period              865,287     797,225
                                                          ---------   ---------

CASH AND CASH EQUIVALENTS, end of period                  $ 748,814   $ 878,943
                                                          =========   =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid during period for interest        $  56,207   $  58,633
                                                          =========   =========




                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.

                             (A LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997


NOTE A:

Refer to the Registrant's financial statements for the fiscal year ended December 31, 1997 which are contained in the Registrant's Annual report on Form 10-K, for a description of the accounting policies which have been continued without change except as noted below. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below.

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund., L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibilities of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 1998 and for all periods presented have been made. The results of operations for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by Nooney, Inc., a wholly-owned subsidiary of CGS Real Estate Company. Nooney Income Investments, Inc., a general partner, is a 75% owned subsidiary of S-P Properties, Inc. S-P Properties, Inc is a wholly-owned subsidiary of CGS Real Estate Company.

NOTE D:

The earnings per limited partnership unit for the three and six month periods ended June 30, 1998 and 1997 were computed on 15,180 units, the number of units outstanding during the periods.

NOTE E:

Effective January 1, 1998, the Registrant adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income and its components. The adoption of this statement did not affect the Registrant's consolidated financial statements for the three and six month periods ended June 30, 1998 and 1997.

ITEM 7:         MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                -------------------------------------------------------------
                RESULTS OF OPERATIONS
                ---------------------

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

Liquidity and Capital Resources
-------------------------------

Cash on hand as of June 30, 1998 is $748,814, a decrease of $116,473 from the year ended December 31, 1997. For the six month period ended June 30, 1998 net cash provided by operating activities was $223,726. Cash was used for tenant improvements in the amount of $96,953, payments on mortgage notes payable in the amount of $32,400 and cash distributed to partners in the amount of $210,846. The Registrant expects the properties to adequately fund anticipated capital expenditures for the remainder of 1998. The anticipated capital expenditures are as follows:

                                   Other Capital Leasing Capital    Total
                                   ------------- ---------------    -----

     Oak Grove Commons                $ 20,000      $142,137      $162,137
     Leawood Fountain Plaza (76%)       19,304        99,432       118,736
                                      --------      --------      --------

                                      $ 39,304      $241,569      $280,873
                                      ========      ========      ========

Oak Grove Commons' and Leawood Found Plaza's Leasing Capital includes funds for tenant alterations and lease commissions for new and renewal leases. Other Capital expenditures at Oak Grove Commons includes dock repavement. Other Capital at Leawood Fountain Plaza includes sidewalk and curb replacement, carpet replacement in three buildings' hallways, as well as coach lamp replacement.

Results of Property Operations
------------------------------

The results of operations for the Registrant's properties for the quarters ended June 30, 1998 and 1997 are detailed in the schedule below. Expenses and revenues of the Registrant are excluded.

                                                  Oak Grove    Leawood Fountain
                                                   Commons        Plaza (76%
                                                   -------        ----------
     Second Quarter 1998
     -------------------
             Revenues                              $218,823        $235,313
             Expenses                               179,904         206,812
                                                   --------        --------
             Net Income                            $ 38,919        $ 28,501
                                                   ========        ========

     Second Quarter 1997
     -------------------
             Revenues                              $241,638        $233,971
             Expenses                               198,443         212,222
                                                   --------        --------
             Net Income                            $ 43,195        $ 21,749
                                                   ========        ========

For the quarter ended June 30, 1998 and 1997, Oak Grove Commons had net income of $38,919 and $43,915, respectively. This represents a decrease in net income of $4,276. Revenues decreased $22,815 when comparing the quarter ended June 30, 1998 to the quarter ended June 30, 1997, due to a decrease in common area maintenance reimbursement income of $33,705, partially offset by increases in rental income of $4,560 and miscellaneous income of $6,330. The decrease in common area maintenance income can be attributed to the amounts billed to tenants in 1998 being lower than 1997 due to 1998 reimbursable expenses expected to be lower than 1997 actual reimbursable expenses. Expenses at Oak Grove Commons were $179,904 for the quarter ended June 30, 1998 and $198,443 for the quarter ended June 30, 1997. The decrease in expenses of $18,539 can be attributable to decreases in fire and crime prevention ($16,422) and real estate taxes ($18,395), partially offset by increases in repairs and maintenance expenses ($4,739), professional services expense ($7,016), and vacancy expenses ($4,584). The decrease in real estate tax expense is due to when the 1997 tax bill was obtained in second quarter 1997, it was lower than anticipated.

At Leawood Fountain Plaza, net income increased from $21,749 for the quarter ended June 30, 1997 to $28,501 for the quarter ended June 30, 1998. This represents an increase in net income of $6,752. Revenues increased minimally at $1,342 due to an increase in rental income of $16,784, partially offset by a decrease in escalation income $15,413. The increase in rent can be attributed to a higher occupancy level and the decrease in escalation is due to lower anticipated 1998 tenant common area reimbursements. Expenses for the quarter ended June 30, 1997 were $212,222 and expenses for the quarter ended June 30, 1998 were $206,812 representing a decrease in expenses of $5,410. This decrease in expenses is a result of decreases in repairs and maintenance expenses ($9,018) and professional services expense ($5,147), partially offset by increases in office expenses ($2,460) and vacancy expenses ($5,718).

The occupancy levels at the Registrant's properties are listed below.

                                                Occupancy levels as of June 30,
    Property                                      1998       1997       1996
    --------                                      ----       ----       ----

Oak Grove Commons                                  98%        93%        98%
Leawood Fountain Plaza (76%)                       94%        90%        93%


Occupancy at Oak Grove Commons increased during the second quarter from 89% to 98%.Two tenants signed new leases to occupy 12,599 square feet and two tenants renewed their leases for 18,584 square feet. At Oak Grove Commons there is one major tenant who occupies approximately 10% of the available space on a lease which expires in May 2003.

During the second quarter of 1998, leasing activity at Leawood Fountain Plaza resulted in an increase in occupancy from 90% to 94%. The Registrant signed new leases with two tenants for 3,149 square feet and two tenants renewed their leases for 2,500 square feet. The property has two major tenants occupying 10% and 11% of the available space on leases which expire in July 1999 and July 1998 respectively. The tenant whose lease expired in July 1998 is working with the Registrant on a long term renewal and a minor expansion of their space. The Registrant anticipates signing a new lease with this tenant in August 1998.

Year 2000 Issues
----------------

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

1998 Comparison
---------------

As of June 30, 1998, the Registrant's consolidated revenues for the quarter ended and six month period ended are $458,425 and $878,814, respectively. Revenues decreased $19,346 and $55,701 when compared to the quarter and six month period ended June 30, 1997. The decrease in revenues can be attributable to significant decreases in common area maintenance/escalation income at both Oak Grove Commons and Leawood Fountain Plaza. These decreases were partially offset by increases in rental revenue at both Oak Grove Commons and Leawood Fountain Plaza, in addition to increases in miscellaneous income at Oak Grove Commons.

Consolidated expenses for the quarter ended June 30, 1998 and the quarter ended June 30, 1997 are $388,458 and $415,696, respectively. For the six month period ended June 30, 1998 and the six month period ended June 30, 1997, consolidated expenses are $740,372 and 811,669, respectively. The decrease in expenses for the three month period in the amount of $27,238 can be attributable to decreases in real estate tax expense ($18,633), repairs and maintenance expense ($4,281), payroll ($2,706), and other operating expenses ($12,375). These decreases were partially offset by an increase in vacancy expense of $10,303. The decrease in real estate tax expense is due to the receipt of the actual 1997 tax bill for Oak Grove Commons that was less than anticipated. The other operating expense decrease is primarily due to lower fire/crime prevention costs. The decrease in expenses for the six month period in the amount of $71,297 can be attributable to decreases in interest expense ($2,426), depreciation and amortization ($8,061), real estate taxes ($15,194), management fees ($3,649), repairs and maintenance expenses ($11,551), professional service expenses ($18,588), cleaning ($1,874), insurance ($1,850), parking lot/landscaping ($2,391), and other operating expenses ($22,877). These decreases were partially offset by increases in utilities ($8,304) and vacancy expense ($8,649). The majority of the expense decreases were minimal, however the real estate tax expense decrease is due to the lower actual tax bill mentioned above, the professional service decrease is primarily due to a decrease in audit/tax expense, and the other operating expense decrease can primarily be attributed to lower fire/crime prevention and snow removal costs.


1997 Comparison
---------------

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

              See Exhibit Index on Page 11


         (b) Reports on Form 8-K

              None




                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NOONEY INCOME FUND LTD., L.P.


Dated:    August 14, 1998     By: Nooney Income Investments, Inc.
       ----------------------    --------------------------------
                                  General Partner


                              By: /s/ Gregory J. Nooney, Jr.
                                  -------------------------------
                                  Gregory J. Nooney, Jr.
                                  Director
                                  Chairman of the Board/Chief Executive Officer

                              By: /s/ Patricia A. Nooney
                                  ------------------------------
                                  Patricia A. Nooney-Director
                                  Senior Vice President and Secretary


                              BEING A MAJORITY OF THE DIRECTORS

                                  EXHIBIT INDEX


Exhibit Number                      Description
--------------                      -----------

3 Amended and Restated Agreement and Certificate of Limited Partnership, dated November 7, 1983, is incorporated by reference to the Prospectus contained in Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 under the Securities Act of 1933 (File No. 2-85683)

27 Financial Data Schedule (provided for the information of U.S. Securities and Exchange Commission only)