Form 10-Q
period 1998-09-30
NOONEY INCOME FUND LTD LP
filed 1998-11-13
CIK 725266

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                    FORM 10-Q
(Mark One)
 X       QUARTERLY  REPORT  PURSUANT  TO SECTION 13  OR 15(d) OF  THE SECURITIES
---      EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1998
                               -------------------------------------------------

                                       OR

         TRANSITION  REPORT PURSUANT  TO SECTION 13 OR  15(d) OF THE  SECURITIES
---      EXCHANGE ACT OF 1934

For the transition period from ______________________to_________________________


                         Commission file number 0-13241
                                                -------

                         NOONEY INCOME FUND LTD., L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Missouri                                             43-1302570
-------------------------------                        -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

500 N. Broadway, Suite 1200, St. Louis, MO                      63102-2124
------------------------------------------             -------------------------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code        (314) 206-4600
                                                   -----------------------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

PART I
Item 1 - Financial Statements:
-----------------------------

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                 BALANCE SHEETS
                                 --------------


                                                     Sept. 30,     December 31,
                                                       1998            1997
ASSETS:                                             (Unaudited)
                                                    -----------    ------------

     Cash and Cash Equivalents                     $    665,418    $    865,287
     Accounts receivable                                 70,694         115,038
     Prepaid expenses and deposits                       19,792          10,520
     Investment property, at cost:
         Land                                         1,946,169       1,946,169
         Buildings and improvements                   8,507,843       8,447,027
                                                   ------------    ------------
                                                     10,454,012      10,393,196
         Less accumulated depreciation               (4,920,550)     (4,731,841)
                                                   ------------    ------------
                                                      5,533,462       5,661,355
     Deferred expenses - At amortized cost              116,844          61,295
                                                   ------------    ------------

                                                   $  6,406,210    $  6,713,495
                                                   ============    ============


LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
     Accounts payable and accrued expenses         $     41,775    $    108,209
     Accrued real estate taxes                          188,603         184,936
     Mortgage notes payable                           1,155,400       1,197,000
     Refundable tenant deposits                         137,412         120,017
                                                   ------------    ------------
                                                   $  1,523,190    $  1,610,162

Partners' Equity                                      4,883,020       5,103,333
                                                   ------------    ------------

                                                   $  6,406,210    $  6,713,495
                                                   ============    ============




                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                  ---------------------------------------------

                                   (UNAUDITED)
                                   -----------


                                             Three Months Ended           Nine Months Ended
                                          Sept. 30,      Sept. 30,     Sept. 30,     Sept. 30,
                                             1998           1997          1998          1997
                                          -----------   -----------   -----------   -----------

REVENUES:
     Rental and other income              $   474,398   $   443,293   $ 1,342,185   $ 1,366,536
     Interest                                   5,037         5,754        16,063        17,026
                                          -----------   -----------   -----------   -----------
                                              479,435       449,047     1,358,248     1,383,562

EXPENSES:
     Interest                                  25,602        29,596        81,810        88,229
     Depreciation and amortization            108,593       105,486       329,497       334,451
     Real estate taxes                         62,526        64,986       192,020       209,673
     Property management fees paid to
         Nooney, Inc.                          28,514        26,650        80,925        82,710
     Reimbursement to Nooney, Inc. for
         partnership management services
         and indirect expenses                  6,250         6,250        18,750        18,750
     Repairs & maintenance                     19,971        18,435        48,329        58,609
     Professional services                     20,116        17,617        55,426        71,515
     Utilities                                 37,135        35,827        89,460        79,847
     Cleaning                                  15,574        12,301        42,362        40,963
     Payroll                                   16,737        11,682        39,058        34,348
     Insurance                                 17,292         9,538        34,465        28,561
     Parking lot/Landscaping                   19,178        14,556        33,762        32,547
     Vacancy Expense                           13,976           755        29,547         7,677
     Other operating expenses                  25,034        18,453        81,458        95,921
                                          -----------   -----------   -----------   -----------

                                              416,498       372,132     1,156,869     1,183,801
                                          -----------   -----------   -----------   -----------

NET INCOME                                $    62,937   $    76,915   $   201,379   $   199,761
                                          ===========   ===========   ===========   ===========
NET INCOME PER LIMITED
     PARTNERSHIP UNIT                     $      4.43   $      4.70   $     12.83   $     11.46
                                          ===========   ===========   ===========   ===========

PARTNERS' EQUITY:
     Beginning of Period                  $ 5,030,929   $ 5,243,908   $ 5,103,333   $ 5,226,492
     Cash distributions to partners          (210,846)     (105,430)     (421,692)     (210,860)
     Net Income                                62,937        76,915       201,379       199,761
                                          -----------   -----------   -----------   -----------

     End of Period                        $ 4,883,020   $ 5,215,393   $ 4,883,020   $ 5,215,393
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

                                       -3-

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                             STATEMENTS OF CASH FLOW
                             -----------------------

                                   (UNAUDITED)
                                   -----------

                                                            Nine Months Ended
                                                           Sept.30,   Sept.30,
                                                             1998       1997
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                            $ 201,379   $ 199,761
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                        329,497     334,451

    Changes in assets and liabilities:
       Decrease in accounts receivable                       44,344      43,828
       Increase in prepaid expenses and deposits             (9,272)     (3,514)
       Increase in deferred expenses                        (83,441)     (6,177)
       Decrease in accounts payable and accrued expenses    (66,434)    (88,127)
       Increase in accrued real estate taxes                  3,667      24,259
       Increase in refundable tenant deposits                17,395       1,209
                                                          ---------   ---------
    Total Adjustments                                       235,756     305,929
                                                          ---------   ---------

    Net cash provided by operating activities               437,135     505,690
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES -
       Net additions to investment property                (173,712)   (148,515)
                                                          ---------   ---------

Net cash from investing activities                         (173,712)   (148,515)

CASH FLOWS FROM FINANCING ACTIVITIES -
    Cash distributions to partners                         (421,692)   (210,860)
    Payments on mortgage notes payable                      (41,600)    (48,600)
                                                          ---------   ---------

    Net cash from financing activities                     (463,292)   (259,460)
                                                          ---------   ---------

NET (DECREASE) INCREASE IN
    CASH AND CASH EQUIVALENTS                              (199,869)     97,715

CASH AND CASH EQUIVALENTS, beginning of period              865,287     797,225
                                                          ---------   ---------

CASH AND CASH EQUIVALENTS, end of period                  $ 665,418   $ 894,940
                                                          =========   =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid during period for interest        $  81,810   $  88,229
                                                          =========   =========


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------
                             (A LIMITED PARTNERSHIP)
                             -----------------------
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
             -------------------------------------------------------


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

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund., L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibilities of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cashflows at September 30, 1998 and for all periods presented have been made. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by Nooney, Inc., a wholly-owned subsidiary of CGS Real Estate Company. Nooney Income Investments, Inc., a general partner, is a 75% owned subsidiary of S-P Properties, Inc. S-P Properties, Inc is a wholly-owned subsidiary of CGS Real Estate Company.

NOTE D:

The earnings per limited partnership unit for the three and nine months ended September 30, 1998 and 1997 was computed on 15,180 units, the number of units outstanding during the periods.

NOTE E:

Effective January 1, 1998, the Registrant adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income and its components. The adoption of this statement did not affect the Registrant's financial statements for the three and nine month periods ended September 30, 1998 and 1997.

ITEM 7:       MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              ---------------------------------------------------------
              AND RESULTS OF OPERATIONS
              -------------------------

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

Liquidity and Capital Resources
-------------------------------

Cash on hand as of September 30, 1998 is $665,418, a decrease of $199,869 from year end December 31, 1997. For the nine month period ended September 30, 1998 net cash provided by operating activities was $437,135. Cash was used for tenant and capital improvements in the amount of $173,712, payments on mortgage notes payable in the amount of $41,600, and cash distributed to partners was in the amount of $421,692. The Registrant anticipates the properties to adequately fund capital expenditures anticipated for the remainder of 1998. These capital expenditures are as follows:

                                            Other       Leasing
                                           Capital      Capital      Total
                                           --------    --------    --------

     Oak Grove Commons                     $ 21,000    $ 19,344    $ 40,344
     Leawood Fountain Plaza (76%)            13,984      52,682      66,666
                                           --------    --------    --------
                                           $ 34,984    $ 72,026    $107,010
                                           ========    ========    ========

At Oak Grove Commons and Leawood Fountain Plaza, leasing capital includes funds for tenant alterations and lease commissions for new and renewal leases. The other capital anticipated at Oak Grove Commons is for repaving at the dock areas. Other capital expenditures at Leawood Fountain Plaza are for sidewalk/ curb replacement and replacing carpet in three building hallways.

Results of Property Operations
------------------------------

The results of operations for the Registrant's properties for the quarters ended September 30, 1998 and 1997 are detailed in the schedule below. Expenses and revenues of the Registrant are excluded.

                                                                   Leawood
                                                 Oak Grove         Fountain
                                                  Commons         Plaza (76%)
                                                 ---------        -----------
     1998
     ----
     Revenues                                    $226,536          $248,378
     Expenses                                     192,487           214,972
                                                 --------          --------
     Net Income                                  $ 34,049          $ 33,406
                                                 ========          ========

     1997
     ----
     Revenues                                    $216,789          $227,378
     Expenses                                     160,239           213,850
                                                 --------          --------
     Net Income                                  $ 56,550          $ 13,528
                                                 ========          ========

For the quarter ended September 30, 1998 and 1997, Oak Grove Commons had net income of $34,049 and $56,550, respectively. This represents a decrease in net income of $22,501. Revenues increased $9,747 due to increases in base rental, miscellaneous, and tax income. These increases were partially offset by a decrease in common area maintenance reimbursement income. Expenses increased $32,248 due to increases in real estate tax expense ($5,980), office expenses ($2,795), vacancy expenses ($12,806), and repairs and maintenance ($9,020), when compared to the similar period of the prior year. The increase in vacancy expense is due to costs incurred to make units ready for occupancy.

For the quarter ended September 30, 1998 and 1997, Leawood Fountain Plaza had net income of $33,406 and $13,528, respectively. This represents an increase in net income of $19,878. Revenues increased $21,000 due to an increase in base rental income ($39,583), partially offset by a decrease in escalation income ($12,739). The increase in rental income can be attributed to the increased occupancy level. The decrease in escalation is due to lower anticipated 1998 tenant common area maintenance reimbursements. Expenses, overall, remained relatively stable with a $1,122 increase reflecting increases in cleaning, office, parking lot, payroll, and management fees, partially offset by decreases in repairs and maintenance and real estate taxes.

The occupancy levels at the Registrant's properties are listed below.

                                               Occupancy Levels at September 30,
                                               ---------------------------------
Property                                          1998       1997       1996
--------                                          ----       ----       ----

Oak Grove Commons                                 95%        93%        96%
Leawood Fountain Plaza (76%)                      95%        87%        90%

Occupancy at Oak Grove Commons decreased during the third quarter from 98% to 95%. Leasing activity consisted of two new tenants signing leases for 9,100 square feet and two tenants renewing their leases for 6,603 square feet. Two tenants vacated the property with square footage totaling 13,250. At Oak Grove Commons one tenant occupies approximately 10% of the available space with a lease which expires in May 2003.

During the third quarter of 1998 occupancy at Leawood Fountain Plaza increased from 94% at the beginning of the quarter to 95% at the quarter's end. Leasing activity during the quarter consisted of the Registrant signing one new lease for 3,036 square feet and two tenants renewing their leases for 5,991 square feet. Two tenants vacated their leases which occupied 2,067 square feet. The property has two major tenants who occupy approximately 10% and 15% of the available space with leases which expire in July 1999 and expired in July 2001, respectively.

Each quarter, the General Partners assess the properties for impairment. If conclusive evidence of an impairment is found in any particular quarter, further valuation procedures would be performed. Additionally, as a matter of policy, the Registrant performs appraisals on its properties whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It is difficult to pinpoint an exact time or event to which impairment of a real estate investment can be attributed. Reductions in value are usually recognized at the time an appraisal is completed, if necessary.

Year 2000 Issues
----------------

The Registrant believes that the impact of the year 2000 will not cause the Registrant to incur a future expense that will have a material impact on future results. The management company employed by the Registrant utilizes various computer software packages as tools in running its accounting operations. The Registrant's properties are maintained on software provided by a third party. The management company has received information from that company indicating that the main software program and all its core products are already compatible with 2000 dates and that these have been proven in the field for over five years. A few of the add on products that are not crucial to the management company's business are in the process of being updated and the third party vendor anticipates compliance by the end of 1998.

Results of Consolidated Operations 1998
---------------------------------------

As of September 30, 1998, the Registrant's consolidated revenues for the quarter and nine month period were $479,435 and $1,358,248, respectively. Revenues for the same time periods for the prior year were $449,047 and $1,383,562. Revenues increased $30,388 when comparing the three month period and decreased $25,314 when comparing the nine month period ending September 30, 1998 to the similar periods of the prior year. The increase in revenues for the three month period can be attributable to an increase in base rental revenue, partially offset by decreases in escalation and common area maintenance income at both Leawood Fountain Plaza and Oak Grove Commons. The decrease in revenues for the nine month period can primarily be attributed to a significant decrease in escalation and common area maintenance income from both Leawood Fountain Plaza and Oak Grove Commons.

Consolidated expenses for the quarter ended September 30, 1998 and 1997 were $416,498 and $372,132, reflecting an increase of $44,366 when comparing current quarter to prior year. The increase in consolidated expenses for the quarter is due to increases in depreciation and amortization ($3,107), professional services ($2,499), cleaning expense ($3,273), payroll ($5,055), insurance ($7,754), parking lot ($4,622), vacancy expenses ($13,221), and other operating expenses ($6,581). These increases were partially offset by a decrease in interest expense of ($3,994). The increase in vacancy expense is primarily due to Oak Grove Commons as mentioned in the property comparisons.

Consolidated expenses for the nine month period ended September 30, 1998 and 1997 were $1,156,869 and $1,183,801, respectively. Operating expenses decreased $26,932 when comparing the current nine month period to that of prior year. The decrease in expenses can be attributed to decreases in interest expense
($6,419), depreciation and amortization ($4,954), real estate tax expense ($17,653), repairs and maintenance ($10,280), professional services ($16,089), and other operating expenses ($14,463). These decreases were partially offset by increases in utilities ($9,613), payroll ($4,710), insurance ($5,904), and vacancy expense ($21,870). The decrease in real estate tax is due to tax savings reflected at both Leawood Fountain Plaza ($8,917) and Oak Grove Commons ($8,736). The decrease in professional services is primarily due to a decrease in needed professional fees as in prior year. The main expense that decreased within other operating expenses was fire & crime prevention at Oak Grove Commons. The increase in vacancy expense is due to the same reason as mentioned above in the three month comparisons.

Results of Consolidated Operations 1997
---------------------------------------

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


                                   NOONEY INCOME FUND LTD., L.P.

Dated: November 13, 1998           By: Nooney Income Investments, Inc.
      -------------------          -----------------------------------
                                   General Partner

                                   By: /s/ Gregory J. Nooney, Jr.
                                   ------------------------------
                                   Gregory J. Nooney, Jr.
                                   Director
                                   Chairman of the Board/Chief Executive Officer

                                   By: /s/ Patricia A. Nooney
                                   --------------------------
                                   Patricia A. Nooney-Director
                                   Senior Vice President and Secretary

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