Form 10-K405
period 1998-12-31
NOONEY INCOME FUND LTD LP
filed 1999-03-31
CIK 725266

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K
(Mark One)

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

For the fiscal year ended                 December 31, 1998
                          ------------------------------------------------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                 to
                              --------------------------------------------------

                         Commission file number 0-13241
                                               --------
                          NOONEY INCOME FUND LTD., L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Missouri                                              43-1302570
--------------------------------                            --------------------
(State or other jurisdiction of                            (I.R.S. Employer)
incorporation or organization)                             Identification No.)

500 North Broadway, St. Louis, Missouri                    63102
---------------------------------------                    ---------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code     (314) 206-4600
                                                   -----------------------------
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered
     -------------------             -------------------------------------------

            None                                  Not Applicable
------------------------------      --------------------------------------------
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

As of February 1, 1999, the aggregate market value of the Registrant's units of limited partnership interest (which constitute voting securities under certain circumstances) held by non-affiliates of the Registrant was $15,180,000. (The aggregate market value was computed on the basis of the initial selling price of $1,000 per unit of limited partnership interest, using the number of units not beneficially owned on February 1, 1999 by the General Partners or holders of 10% or more of the Registrant's limited partnership interests. The initial selling price of $1,000 per unit is not the current market value. Accurate pricing information is not available because the value of the units of limited partnership interests is not determinable since no active secondary market exists. The characterization of such General Partners and 10% holders as affiliates is for the purpose of this computation only and should not be construed as an admission for any purpose that any such persons are, or other persons not so characterized are not, in fact, affiliates of the Registrant).

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

The real estate investment market began to improve in 1994, and is expected to further continue its improvement over the next several years. Management believes this trend should increase the value of the Registrant's properties in the future. The Registrant is intended to be self-liquidating and proceeds, if any, from the sale or refinancing of the Registrant's real property investments will not be invested in new properties but will be distributed to the Partners or, at the discretion of the General Partners, applied to capital improvements or the payment of indebtedness with respect to, existing properties, the payment of other expenses or the establishment of reserves. (See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.)

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

The  Registrant  has  no  employees.   Property   management  services  for  the
Registrant's investment properties are provided by Nooney Inc., an affiliate of the General Partner.

Throughout the 10-K, references are made to the following companies listed in Column A below. Please note that on January 28,1998, the names of said companies were changed to the names listed in Column B below.

         Column A                           Column B
         --------                           ---------

         Nooney Company                     Brooklyn Street Properties, Inc.
         Nooney Krombach Company            Hanley Brokers, Inc.

ITEM 2:  PROPERTIES

On January 24, 1984, the Registrant purchased Oak Grove Commons, an office/warehouse complex located on Brook Drive in the city of Downers Grove, Illinois, a suburb of Chicago. The purchase price of the complex was $5,218,569. Oak Grove Commons consists of three adjoining single-story buildings constructed of brick veneer with concrete block backing which contain a total of approximately 137,000 net rentable square feet and are located on a 7.6 acre site which provides paved parking for 303 cars. The complex, which is 40% office space and 60% bulk warehouse, was 95% leased by 27 tenants at December 31, 1998.

On February 20, 1985, the Registrant acquired a 76% interest as a tenant in common in Leawood Fountain Plaza, a three building office complex in Leawood, Kansas. Constructed in two phases in 1982 and 1983, the buildings contain approximately 30,000, 29,000 and 26,000 net rentable square feet, respectively, or an aggregate of approximately 85,000 net rentable square feet of office space. Paved parking is provided for 403 cars. The purchase price of the complex was $9,626,576, of which $7,316,197 was paid by the Registrant for its 76% interest. The remaining 24% interest was purchased by Nooney Income Fund Ltd. II, L.P., an affiliate of the Registrant, as the other tenant in common. All costs and revenues attributable to the operation of the complex are shared by the Registrant and Nooney Income Fund Ltd. II, L.P. in proportion to their respective percentage interests. The complex was 97% leased by 41 tenants at December 31, 1998.

     Reference is made to Note 3 of Notes to Financial Statements filed herewith as Exhibit 99.3 in response to Item 8 for a description of the indebtedness secured by the Registrant's real property investments.


The  following  table sets forth  certain  information  as of December 31, 1998, relating to the properties owned by the Registrant.

====================================================================================================================================

                                                         AVERAGE
                                                         ANNUALIZED
                                       TOTAL             EFFECTIVE                      PRINCIPAL TENANTS
                           SQUARE      ANNUALIZED        BASE RENT PER     PERCENT      OVER 10% OF PROPERTY SQUARE     LEASE
PROPERTY                   FEET        BASE RENT*        SQUARE FOOT       LEASED       FOOTAGE                         EXPIRATION
-------------------------- ----------- ---------------- ----------------- ------------ ------------------------------- -------------
Oak Grove
Commons                    137,000     $ 885,000                   $6.78          95%  None
-------------------------- ----------- ---------------- ----------------- ------------ ------------------------------- -------------
Leawood Fountain                                                                       Midwest Mechanical (14%)        2001
Plaza                       85,000     $1,375,000                 $16.74          97%  Family Medical Care of Kansas
                                                                                       City (10%)                      1999
-------------------------- ----------- ---------------- ----------------- ------------ ------------------------------- -------------

* Represents 100% of Base Rent.  Registrant has 76% ownership in Leawood Fountain Plaza

====================================================================================================================================


ITEM 3:  LEGAL PROCEEDINGS

The Registrant is not a party to any material pending legal proceedings.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of February 1, 1999, there were 1,211 record holders of Interests in the Registrant. There is no public market for the Interests and it is not anticipated that a public market will develop.



              CASH DISTRIBUTIONS PAID PER LIMITED PARTNERSHIP UNIT

      First Quarter       Second Quarter       Third Quarter      Fourth Quarter
      -------------       --------------       -------------      --------------

1997            -0-                $6.25               $6.25              $ 6.25

1998        $12.50                   -0-              $12.50                 -0-


ITEM 6:  SELECTED FINANCIAL DATA

                                                                                   Year Ended December 31,
                                                        --------------------------------------------------------------------------
                                                             1998           1997          1996           1995           1994
                                                                      (Not covered by independent auditors' report)

Rental and other income                                     $1,851,792     $1,772,253    $1,778,074     $1,688,761     $1,430,841

Net income                                                     233,141        193,131       175,285        187,776          6,623

Data per limited partnership unit:

  Net income (loss)                                              12.72          10.74          9.57          11.01         (0.80)

  Cash distributions - investment income                         12.72          10.74          9.57          11.01            -

  Cash distributions - return of capital                         12.28           8.01          9.18           1.49          12.50

Weighted average limited partnership units outstanding          15,180         15,180        15,180         15,180         15,180

At year-end:

  Total assets                                               6,562,586      6,713,495     6,883,366      7,029,025      7,107,722

  Investment property, net                                   5,537,118      5,661,355     5,835,751      6,137,241      6,132,218

  Mortgage note payable                                      1,149,701      1,197,000     1,261,800      1,326,600      1,387,200

  Partners' equity                                           4,914,656      5,103,333     5,226,492      5,367,489      5,390,570

See Item 7:  Management's Discussion and Analysis for discussion of comparability of items.

                                                             -6-

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash on hand as of December 31, 1998, is $804,739, a decrease of $60,548 from the year ended December 31, 1997. The Registrant expects the capital expenditures during 1999 will be adequately funded by current cash reserves and the properties' operating cash flow. The anticipated capital expenditures in 1999 by property are as follows:

                                          Other        Leasing
                                         Capital       Capital        Total
                                         -------       -------        -----

    Oak Grove Commons                    $ 22,511      $110,713      $133,224
    Leawood Fountain Plaza (76%)           66,570       168,253       234,823
                                           ------       -------       -------

                                         $ 89,081      $278,966      $368,047
                                         ========      ========      ========



At Oak Grove Commons, leasing capital has been budgeted for tenant improvements and lease commissions for new and renewal tenants. The other capital has been budgeted for restoration of mansard roofs over entry doors and additional drain pipes for the parking lot.

At Leawood Fountain Plaza, leasing capital has been budgeted for tenant improvements and lease commissions for new and renewal tenants. Other capital budgeted is for recarpeting hallways in one building, replacing exterior lighting throughout the property, and overlay of the parking lot.

Results of Operations

The results of operations for the Registrant's properties for the years ended December 31, 1998, 1997 and 1996 are detailed in the schedule below. Expenses of the Registrant are excluded.

                                       Oak Grove              Leawood Fountain
                                       Commons                  Plaza (76%)
                                       -------                  ----------
               1998

               Revenues                $879,643                   $974,977
               Expenses                 745,030                    835,485
                                       -----------------------------------
               Net Income              $134,613                   $139,492
                                       ===================================


               1997

               Revenues                $886,520                   $898,955
               Expenses                 709,258                    835,526
                                       -----------------------------------
               Net Income              $177,262                   $ 63,429
                                       ====================================

                                       Oak Grove              Leawood Fountain
                                        Commons                  Plaza (76%)
                                        -------                  ----------
               1996

              Revenues                  $881,453                    $907,803
              Expenses                   718,405                     881,027
                                        ------------------------------------
              Net Income                $163,048                  $   26,776
                                        ====================================




1998 Comparisons By Property

At Oak Grove Commons, revenues decreased slightly due to a decrease in base rental income ($6,803), a decrease in common area maintenance reimbursement ($15,848), partially offset by an increase in miscellaneous non-rental income of ($14,575). Expenses at Oak Grove Commons increased over the prior year due to an increase in fire and crime prevention expenses ($15,025), professional services ($11,527), common area maintenance expenses ($10,635), and vacancy expense ($12,290), partially offset by a decrease in amortization ($9,454) as well as a decrease in interest ($10,976). Oak Grove Commons has a first mortgage with a floating rate of LIBOR + 3%. The loan balance as of December 31, 1998, was $1,149,701. The loan matures July 1, 2000.

At Leawood Fountain Plaza, revenues increased ($76,000) when comparing 1998 year-end results to the prior year. The increase in revenue can be attributed to an increase in base rental income ($113,347), partially offset by a decrease in escalation income ($41,019). The increase in base rental income is due to the higher occupancy level the property maintained throughout 1998 as compared to 1997. Expenses during 1998 were relatively stable when compared to the prior year. The result of the stable expense level when combined with the significant increase in base rental income resulted in net income ($76,063) higher than the prior year.

The occupancy rates as of December 31 are as follows:

                                          1998           1997             1996
                                          ------------------------------------

          Oak Grove Commons               95%            86%              95%
          Leawood Fountain Plaza          97%            89%              92%

During the fourth quarter, the occupancy level at Oak Grove Commons remained stable at 95%. During the quarter, one tenant leased 3,209 square feet, one tenant renewed 4,550 square feet, and one tenant vacated 3,209 square feet. For the year, leasing activity consisted of eight new leases for tenants occupying 40,273 square feet, six tenants renewing their leases for 33,132 square feet, and five tenants vacating 27,508 square feet. Oak Grove Commons has no tenants who occupy more than 10% of the available space.


During the fourth quarter at Leawood Fountain Plaza, occupancy increased from 95% to 97%. During the quarter, two tenants signed new leases for 2,567 square feet, three tenants renewed their leases for 13,164 square feet, and one tenant vacated 560 square feet. During the year, the Registrant signed new leases with seven tenants for 6,743 square feet, renewed seven tenants' leases for 19,155 square feet, and three tenants vacated 2,627 square feet. The property has two major tenants, one who occupies 14% of the space with a lease which expires in October 2001 and the other major tenant occupies 10% of the space with a lease which expires in July 1999, respectively. The Registrant is currently working with the tenant whose lease expires during 1999 for a long-term renewal.

The Registrant reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. The Registrant considers a history of operating losses or a change in occupancy to be primary indicators of potential impairment. The
Registrant deems the Property to be impaired if a forecast of undiscounted future operating cash flows directly related to the Property, including disposal value, if any, is less than its carrying amount. If the Property is determined to be impaired, the loss is measured as the amount by which the carrying amount of the Property exceeds its fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, an estimate of fair value is based on the best information available, including prices for similar properties or the results of valuation techniques such as discounting estimated future cash flows. Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from such estimates.

Year 2000 issues

Information Technology Systems

The Registrant utilizes computer software for its corporate and real property accounting records and to prepare its financial statements, as well as for internal accounting purposes. The vendor of the Registrant's software has informed the Registrant that it is Year 2000 compliant. The Registrant believes after reasonable investigation that its information technology hardware is Year 2000 compliant. However, in the event that such systems should fail, as a contingency plan, the Registrant could prepare all required accounting entries manually, without incurring material additional operating expenses.

Non-Information Technology Systems

At the request of the Registrant, its property managers have completed their review of the major date-sensitive non-information technology systems such as the elevators, heating, ventilating, air conditioning and cooling ("HVAC") systems, locks, and other like systems in the Registrant's properties and have determined that such systems are materially Year 2000 compliant. In some of the Registrant's properties, its property managers have utilized the services of third-party consultants in making this determination, while in other properties, the property managers have internally made such determinations. The Registrant does not separately track the internal costs incurred for its Year 2000 project. The Registrant does not believe that the Year 2000 issue will pose significant problems to the Registrant's Information technology systems and non-Information technology systems, or that resolution of any potential problems with respect to such systems will have a material effect on the Registrant's financial condition or results of operations.

Material Third Parties' Systems Failures

The most reasonably likely worst case scenario facing the Registrant as a result of the Year 2000 problem would be the inability of its tenants to pay rent as a result of a breakdown in such tenants' (or their financial service providers') computer systems or the refusal of such tenants to pay their rent as a result of the Registrant's inability to provide services due to non-Information technology systems failure. Failure in a tenant's computer systems may cause delays in such tenant's ability to process its accounting records and to make timely rent payments. However, any such delays in rent payments, whether caused by systems failure of tenant, property manager or a combination of the two, should not have a materially adverse effect on the Registrant's business or results of operations.

Risks

While delays caused by failure of the tenants' or the property managers' accounting or supply systems would likely not adversely affect the Registrant's business or results of operations, non-Information technology systems failure in the Registrant's properties could lead to tenants attempting to withhold their rent payments, which could materially adversely effect the Registrant's business, results of operations and financial condition as a result of increased legal costs. The Registrant believes that such material effect is primarily limited to items of a utility nature furnished by third parties to the Registrant and a wide universe of other customers. Included are items such as electricity, natural gas, telephone service and water, all of which are not readily susceptible to alternate sources and which in all likelihood should be available in some form. The Registrant has been unable to obtain assurances from such utility companies as to their Year 2000 compliance, and does not expect that such assurances will be forthcoming.

Such non-Information technology systems failure could force tenants to use the stairs in such properties, rather than the elevators. However, none of the properties owned by the Registrant is a high-rise building where such an elevator failure could cause a material adverse effect to the operations of its tenants, although such failure could make it impossible for any disabled tenants or any disabled customers to access such properties. Moreover, as previously discussed, the Registrant may suffer adverse effects in its results of operations and financial condition as a result of utility or HVAC failures, for example. Such events could lead the tenants of the Registrant to withhold rent, in the event that the Registrant's properties are not usable for their intended purposes. The Registrant does not believe that rent abatement would be a lawful tenant remedy for short-term obligations unless such failures extend for a period of 30 consecutive days. The Registrant intends to pursue its remedies for any such breach of its rent obligations by a Tenant expeditiously and to the full extend permitted by law.

1998 Comparisons

Consolidated revenues for the Registrant were $1,867,865 for the year ended 1998 and $1,795,659 for the year ended 1997. The consolidated revenues increased $72,206 when compared to the prior year. This increase in revenue was due to an increase in rental income at Leawood Fountain Plaza, previously discussed. The Registrant's consolidated expenses were $1,634,850 and $1,602,528 for the years ended December 31, 1998, and December 31, 1997, respectively, a difference of $32,196. The increase in consolidated expenses is due to an increase in other operating expenses ($56,275), an increase in utilities ($9,833), partially offset by decreases in real estate taxes ($23,867), depreciation and amortization ($9,455), and interest expense ($10,976). Net income for 1998 increased $40,010 when compared to the prior year. Cash flow provided from operations was $679,538 for the year ended 1998 as compared to $680,360 for the year ended 1997. The cash flow provided during 1998 allowed the Registrant to fund capital expenditures of $270,969, distribute $421,818 to the partners, and reduce Oak Grove Commons' debt by $47,299.

1997 Comparisons

The Registrant's consolidated revenues were very comparable when looking at December 31, 1997, compared to December 31, 1996. Consolidated revenues were $l,795,659 for the year ended 1997, and $1,798,369 for the year ended 1996. The Registrant's consolidated expenses were $1,602,528 for the year ended December 31, 1997, and $1,623,084 for the year ended December 31, 1996. The decrease in consolidated expenses was $20,556 or 1%. This decrease in expense in attributable to a decrease in depreciation and amortization ($23,186), repairs and maintenance ($30,069), and utilities ($27,508), partially offset by an increase in real estate tax expense ($26,404), and other operating expenses ($38,338). Net income for 1997 increased $17,846 when compared to the prior year. Cash flow provided from operations for the year ended December 31, 1997, was $680,360 which allowed the Registrant to fund capital expenditures of $231,208, distribute $316,290 to the partners, and reduce Oak Grove Commons' debt by $64,800.

Inflation

The effects of inflation did not have a material impact upon the Registrant's operations in fiscal l998 and are not expected to materially affect the Registrant's operation in l999.

Interest Rates

Interest rates on floating rate debt went down in 1997 and fluctuated throughout 1998, ending the year lower than the prior year end. Future increases in the prime interest rate can adversely affect the operations of the Registrant.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Registrant considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Registrant had no holdings of derivative financial or commodity instruments at December 31, 1998. A review of the Registrant's other financial instruments and risk exposures at that date revealed that the Registrant had minor exposure to interest rate risk due to the floating rate first mortgage debt of $1,149,701. The Registrant utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Registrant's financial position, results of operations or cash flows.


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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None


                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant has two General Partners. The background and experience of the General Partners are as follows:

The General Partner of the Registrant responsible for all aspects of the Registrant's operations is Nooney Income Investments, Inc., a Missouri corporation. Nooney Income Investments, Inc. was formed in August 1983 for the purpose of being a general and/or limited partner in the Registrant and other limited partnerships.

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


ITEM 11: EXECUTIVE COMPENSATION

The General Partners are entitled to a share of distributions and a share of profits and losses as more fully described under the headings "Compensation to General Partners and Affiliates" on pages 9-10 and "Profits and Losses for Tax Purposes; Distributions; and Expenses of General Partners" on pages A-17 to A-21 of the Prospectus of the Registrant dated November 9, 1983, as supplemented and filed pursuant to Rule 424c of the Securities Act of 1933 (the "Prospectus"), which are incorporated herein by reference.

During 1998, cash distributions of $42,169 were paid to the General Partners by the Registrant.

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

Nooney, Inc., the manager of the Registrant's properties, is a wholly-owned subsidiary of CGS Real Estate Company, an affiliate of the General Partner. Nooney, Inc. is entitled to receive monthly compensation from the Registrant for property management and leasing services, plus administrative expenses. During fiscal 1998 the Registrant paid property management fees of $111,606 to Nooney, Inc. and $25,000 as reimbursement for indirect expenses incurred in connection with management of the Registrant.

See Item 11 above for a discussion of cash distributions paid to the General Partners during the year ended December 31, 1998.

(b)  Certain Business Relationships.

The relationship of certain of the General Partners to certain of their affiliates is set forth in Item 13(a) above. Also see Item 13(a) above for a discussion of amounts paid by the Registrant to the General Partners or their affiliates during the year ended December 31, 1998, in connection with various transactions.

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

                     See Exhibit Index on Page 17.

(b)      Reports on Form 8-K

         During the last quarter of the period covered by this report, the Registrant filed no reports on Form 8-K.

(c)      Exhibits:

         See Exhibit Index on Page 17.

(d)      Not Applicable

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) under the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              NOONEY INCOME FUND LTD., L.P.


Date:         March 31, 1999                  Nooney Income Investments, Inc.
      -----------------------------           General Partner



                                              By: /s/ William J. Carden
                                              ----------------------------------
                                                 William J. Carden - Director
                                                 Chairman of the Board and
                                                 Chief Executive Officer



                                              By: /s/ Gregory J. Nooney, Jr.
                                              ----------------------------------
                                                 Gregory J. Nooney - Director
                                                 Vice Chairman
                                                 President and Secretary

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


10          Management Contract between Nooney Income Fund Ltd. and
            Nooney Company is incorporated by reference to Exhibit
            10(a) to the Registration Statement on Form S-11 under the Securities Act of 1933 (File No. 2-85683). The
            Management Contract was assigned by Nooney Krombach
            Company, a wholly-owned subsidiary of Nooney Company, on October 31, 1997, to Nooney, Inc., and is identical in all material respects to the management contract referred to above.


99.1        List of Directorships in Response to Item 10.


99.2 Pages 9-10, 23-25, and A-17 - A-21 of the Prospectus of the Registrant dated November 9, 1983, as supplemented and filed pursuant to Rule 424(c) of the Securities
            Act of 1933 are incorporated by reference.


99.3        Financial Statements and Schedules.