Form 10-Q
period 1999-03-31
NOONEY INCOME FUND LTD LP
filed 1999-05-14
CIK 725266

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                    FORM 10-Q
(Mark One)
 X       QUARTERLY  REPORT  PURSUANT  TO SECTION 13  OR 15(d) OF  THE SECURITIES
---      EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1999
                               -------------------------------------------------

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

PART I
Item 1 - Financial Statements:
-----------------------------

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                 BALANCE SHEETS
                                 --------------


                                                      March 31,     December 31,
                                                        1999            1998
                                                     (Unaudited)
                                                     -----------    ------------
ASSETS:

     Cash and Cash Equivalents                       $   950,655    $   804,739
     Accounts receivable                                  92,493         97,104
     Prepaid expenses and deposits                         6,074         12,332
     Investment property, at cost:
         Land                                          1,946,169      1,946,169
         Buildings and improvements                    8,612,222      8,601,373
                                                     -----------    -----------
                                                      10,558,391     10,547,542
         Less accumulated depreciation                 5,089,771      5,010,424
                                                     -----------    -----------
                                                       5,468,620      5,537,118
     Deferred expenses - At amortized cost               106,693        111,293
                                                     -----------    -----------

                                                     $ 6,624,535    $ 6,562,586
                                                     ===========    ===========


LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
     Accounts payable and accrued expenses           $    80,359    $   186,291
     Accrued real estate taxes                           241,965        180,361
     Mortgage notes payable                            1,142,101      1,149,701
     Refundable tenant deposits                          137,319        131,577
                                                     -----------    -----------
                                                       1,601,744      1,647,930

Partners' Equity                                       5,022,791      4,914,656
                                                     -----------    -----------

                                                     $ 6,624,535    $ 6,562,586
                                                     ===========    ===========




                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                  ---------------------------------------------

                                   (UNAUDITED)
                                   -----------

                                                           Three Months Ended
                                                         March 31,     March 31,
                                                           1999          1998
                                                         ---------     ---------

REVENUES:
     Rental and other income                            $  499,862    $  415,066
     Interest                                                    4         5,322
                                                        ----------    ----------
                                                           499,866       420,388

EXPENSES:
     Interest                                               23,328        28,111
     Depreciation and amortization                         101,198       107,277
     Real estate taxes                                      61,605        64,747
     Property management fees paid to
         Nooney Inc.                                        29,918        25,181
     Reimbursement to Nooney Inc.
         for partnership management services
         and indirect expenses                               6,250         6,250
     Repairs & Maintenance                                  24,813        11,463
     Professional Services                                  19,624        11,701
     Utilities                                              27,263        26,811
     Cleaning                                               12,095        12,330
     Payroll                                                16,751        11,775
     Snow Removal                                           18,435        13,916
     Insurance                                              12,762         9,338
     Other operating expenses                               37,689        23,013
                                                        ----------    ----------
                                                           391,731       351,913
                                                        ----------    ----------

NET INCOME                                              $  108,135    $   68,475
                                                        ==========    ==========

NET INCOME PER LIMITED
     PARTNERSHIP UNIT                                   $     5.93    $     3.52
                                                        ==========    ==========

PARTNERS' EQUITY:
     Beginning of Period                                $4,914,656    $5,103,333
     Net Income                                            108,135        68,475
                                                        ----------    ----------

     End of Period                                      $5,022,791    $5,171,808
                                                        ==========    ==========


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                             STATEMENTS OF CASH FLOW
                             -----------------------

                                   (UNAUDITED)
                                   -----------

                                                          Three Months Ended
                                                        March 31,     March 31,
                                                           1999         1998
                                                        ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                        $   108,135   $    68,475
    Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                      101,198       107,277

    Changes in assets and liabilities:
       Decrease in accounts receivable                      4,611        82,046
       Decrease (Increase) in prepaid expenses              6,258        (2,596)
       Increase in deferred assets                         (5,367)      (10,696)
       Decrease in accounts payable                      (105,932)      (78,898)
       Increase in accrued real estate taxes               61,604        64,747
       Increase (Decrease) in refundable tenant
         deposits                                           5,742        (7,440)
                                                      -----------   -----------

           Total Adjustments                               68,114       154,440
                                                      -----------   -----------

       Net cash provided by operating activities          176,249       222,915
                                                      -----------   -----------


CASH FLOWS FROM INVESTING ACTIVITIES -
    Net additions to investment property                  (22,733)      (27,253)
                                                      -----------   -----------


CASH FLOWS FROM FINANCING ACTIVITIES -
    Payments on mortgage notes payable                     (7,600)      (16,200)
                                                      -----------   -----------


NET INCREASE IN CASH AND CASH EQUIVALENTS                 145,916       179,462

CASH AND CASH EQUIVALENTS, beginning of period            804,739       865,287
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, end of period              $   950,655   $ 1,044,749
                                                      ===========   ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid during period for interest         23,328        28,111



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------


                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                   ------------------------------------------

NOTE A:

Refer to the Registrant's financial statements for the fiscal year ended December 31, 1998, which are contained in the Registrant's Annual report on Form 10-K, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below.

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund., L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibilities of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 1999 and for all periods presented have been made. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by Nooney, Inc., a wholly-owned subsidiary of CGS Real Estate Company. Nooney Income Investments, Inc., a general partner, is a 75% owned subsidiary of S-P Properties, Inc. S-P Properties, Inc. is a wholly-owned subsidiary of CGS Real Estate Company.

NOTE D:

The earnings per limited partnership unit for the three months ended March 31, 1999 and 1998 was computed on 15,180 units, the number of units outstanding during the periods.

NOTE E:

The Registrant has no items of other comprehensive income, accordingly, net income and other comprehensive income are the same.

NOTE F:

The Partnership has two reportable operating segments: Leawood Fountain Plaza and Oak Grove Commons. The Partnership's management evaluates performance of each segment based on profit or loss from operations before allocation of property writedowns, general and administrative expenses, unusual and extraordinary items, and interest.




                                                          Three Months Ended
                                                      March 31,        March 31,
                                                        1999             1998
(In thousands)                                          ----             ----

Revenues:
    Leawood Fountain Plaza (76%)                     $  266,984       $  210,867
    Oak Grove Commons                                   231,658          208,822
                                                     ----------       ----------
                                                        498,642          419,689
                                                     ==========       ==========

Operating Profit:
    Leawood Fountain Plaza (76%)                     $   50,258       $   10,093
    Oak Grove Commons                                    58,854           50,720
                                                     ----------       ----------
                                                        109,112           60,813
                                                     ==========       ==========

Capital Expenditures:
    Leawood Fountain Plaza (76%)                     $   13,174       $    8,937
    Oak Grove Commons                                     9,559           18,316
                                                     ----------       ----------
                                                         22,733           27,253
                                                     ==========       ==========

Depreciation and Amortization:
    Leawood Fountain Plaza (76%)                     $   75,653       $   72,708
    Oak Grove Commons                                    56,910           60,167
                                                     ----------       ----------
                                                        132,563          132,875
                                                     ==========       ==========

Assets:
    Leawood Fountain Plaza (76%)                     $  511,476       $  298,464
    Oak Grove Commons                                 3,805,900        3,677,753
                                                     ----------       ----------
                                                      4,317,376        3,976,217
                                                     ==========       ==========

Reconciliation of segment data to the Partnership's consolidated data follow:

                                                         Three Months Ended
                                                      March 31,       March 31,
                                                        1999            1998
                                                        ----            ----

Revenues:
    Segments                                        $   498,642     $   419,689
    Corporate and other                                   1,224             699
                                                    -----------     -----------
                                                        499,866         420,388
                                                    ===========     ===========


Operating profit:
    Segments                                        $   109,112     $    60,813
    Corporate and other income                            1,224             699
    General and administrative expenses                  (2,201)          6,963
                                                    -----------     -----------
                                                        108,135          68,475
                                                    ===========     ===========


Depreciation and Amortization
    Segments                                        $   132,563     $   132,875
    Corporate and other                                 (31,365)        (25,598)
                                                    -----------     -----------
                                                        101,198         107,277
                                                    ===========     ===========


Assets:
    Segments                                        $ 4,317,376     $ 3,976,217
    Corporate and other                               2,307,159       2,767,963
                                                    -----------     -----------
                                                      6,624,535       6,744,180
                                                    ===========     ===========

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

Liquidity and Capital Resources
-------------------------------

Cash on hand as of March 31, 1999 is $950,655 an increase of $145,916 from year end December 31, 1998. During the first quarter, net cash provided by operating activities was $176,249. Cash was used for payments on mortgage notes payable in the amount of $7,600 and capital additions were made in the amount of $22,733. The Registrant expects cashflow and cash on hand to adequately fund anticipated capital expenditures for the remainder of 1999. The anticipated capital expenditures are as follows:

                                    Leasing Capital  Other Capital       Total
                                    ---------------  -------------       -----

     Oak Grove Commons                 $ 59,327        $ 30,000        $ 89,327
     Leawood Fountain Plaza (76%)       132,722          66,570         199,292
                                       --------        --------        --------

                                       $192,049        $ 96,570        $288,619
                                       ========        ========        ========

Oak Grove Commons' and Leawood Fountain Plaza's Leasing Capital includes funds for tenant alterations and lease commissions for new and renewal tenants. Other Capital expenditures at Leawood Fountain Plaza include the replacement of carpeting in three building hallways, parking lot overlay, and exterior re-lighting. At Oak Grove Commons, Other Capital includes the replacement of exterior shingles and extensive drain repairs.

Results of Operations by Property
---------------------------------

The results of operations for the Registrant's properties for the quarters ended March 31, 1999 and 1998 are detailed in the schedule below. Expenses and revenues of the Registrant are excluded.

                                                Oak Grove      Leawood Fountain
                                                 Commons          Plaza (76%)
                                                 -------          -----------
         1999
         ----
     Revenues                                    $231,658          $266,985
     Expenses                                     172,804           216,727
                                                 --------          --------

     Net Income                                  $ 58,854          $ 50,258
                                                 ========          ========

         1998
         ----
     Revenues                                    $208,822          $210,867
     Expenses                                     158,102           200,774
                                                 --------          --------

     Net Income                                  $ 50,720          $ 10,093
                                                 ========          ========

Revenues for the quarters ended March 31, 1999 and 1998 at Oak Grove Commons were $231,658 and $208,822, respectively. The increase in income of $22,836 is attributable to the increase in rental income ($30,856) due to the higher occupancy level than that of prior year. This increase was partially offset by decreases in miscellaneous income ($4,113) and common area maintenance income ($3,907). Expenses at Oak Grove Commons increased $14,702 from the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. The increase in expenses is primarily attributable to increases in snow removal costs ($8,383), fire and crime prevention expenses ($5,000), payroll ($1,838), vacancy related expenses ($2,510), and other operating expenses ($5,011). These increases were partially offset by decreases in interest expense ($4,783) and amortization expense ($3,257). The increase in snow removal is attributable to severe weather conditions in first quarter 1999.

At Leawood Fountain Plaza, revenues increased $56,118 when comparing the quarter ended 1999 to 1998. The increase in revenue can be attributed to increases in escalation income ($12,511) and rental income ($43,607). The increase in escalation income is due to refunds issued to tenants during 1st quarter 1998 for over payments of escalation made in 1997. There were no refunds issued in 1st quarter 1999 that related to 1998 payments. Expenses increased $15,953 when comparing 1999 to 1998. The increase in expenses is primarily attributable to increases in repairs and maintenance related expenses ($13,441), management fees ($3,368), depreciation and amortization ($2,946), payroll ($3,138), and other operating expenses ($920). These increases were partially offset by decreases in real estate tax expense ($3,996) and snow removal ($3,864). The increase in repairs and maintenance expenses is mainly due to necessary heating ventilation and air-conditioning repairs and replacements.

The occupancy levels at the Registrant's properties during the first quarter of 1999 remained high. These high levels can be attributed to the Registrant's ability to lease space as it becomes available. The occupancy levels at the Registrant's properties are listed below.

                                                Occupancy levels as of March 31,
                                                --------------------------------

         Property                                 1999        1998       1997
         --------                                 ----        ----       ----

Oak Grove Commons                                 97%         89%        100%
Leawood Fountain Plaza (76%)                      98%         90%         88%

Occupancy at Oak Grove Commons increased to 97% during the first quarter of 1999. Leasing activity consisted of two new tenants occupying 4,629 square feet. Two tenants renewing their leases for 8,383 square feet and one tenant vacating 1,629 square feet. The Registrant has signed a new lease effective April 1999 for 4,150 of the current available vacant space. This lease, once commenced, will result in 100% occupancy for the property. Oak Grove Commons has no tenant occupying more than 10% of the available space.

During the first quarter of 1999, occupancy at Leawood Fountain Plaza increased to 98%. Leasing activity consisted of one new tenant occupying 737 square feet. There was no other leasing activity. The property has two major tenants, one of whom occupies 14% of the available space whose lease expires in October 2001 and a second major tenant who occupies 10% of the available space whose lease expires in July 1999. The Registrant is currently working with the tenant whose lease expires in July 1999 and anticipates a long term renewal.

Year 2000 Issues
----------------

Information Technology Systems
------------------------------

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

Non-Information Technology Systems
----------------------------------

At the request of the Registrant, its property managers have completed their review of the major date-sensitive non-information technology systems such as elevators, heating, ventilation, air conditioning and cooling ("HVAC") systems, locks, and other like systems in the Registrant's properties and have determined that such systems are materially Year 2000 compliant. In some of the Registrant's properties, its property managers have utilized the services of third-party consultants in making this determination, while in other properties, the property managers have internally made such determinations. The Registrant does separately track the internal costs incurred for its Year 2000 project. The Registrant does not believe that the Year 2000 issue will pose significant problems to the Registrant's Information technology systems and non-Information technology systems, or that resolution of any potential problems with respect to such systems will have a material effect on the Registrant's financial condition or results of operations.

Material Third Parties' Systems Failures
----------------------------------------

The most reasonable likely worst case scenario facing the Registrant as a result of the Year 2000 problem would be the inability of its tenants to pay rent as a result of a breakdown in such tenants' (or other financial service providers') computer or the refusal of such tenants to pay their rent as a result of the Registrant's inability to provide services due to non-Information technology systems failure. Failure in a tenant's computer systems may cause delays in such tenant's ability to process its accounting records and to make timely rent payments. However, any such delays in rent payments, whether caused by systems failure of tenant, property manager or a combination of the two, should not have a materially adverse effect on the Registrant's business or results of operations.

Risks
-----

While delays caused by the failure of the tenants' or the property managers' accounting or supply systems would likely not adversely affect the Registrant's business or results of operations, non-Information technology systems failure in the Registrants's properties could lead to tenants attempting to withhold their rent payments, which could materially adversely effect the Registrant's business, results of operations and financial conditions as a result of increased legal costs. The Registrant believes that such material effect is primarily limited to items of a utility nature furnished by third parties to the Registrant and a wide universe of other customers. Included are such items as electricity, natural gas, telephone service, and water, all of which are not readily susceptible to alternate sources and which in all likelihood should be available in some form. The Registrant has been unable to obtain assurances from such utility companies as to their Year 2000 compliance, and does not expect that such assurances will be forthcoming.

Such non-Information technology systems failure could force tenants to use the stairs in such properties, rather than the elevators. However, none of the properties owned by the Registrant is a high-rise building where such an elevator failure could cause a material adverse effect to the operations of its tenants, although such failure could make it impossible for any disabled tenants or any disabled customers to access such properties. Moreover, as previously discussed, the Registrant may suffer adverse effects in its results of operations and financial condition as a result of utility or HVAC failures, for example. Such events could lead the tenants of the Registrant to withhold rent, in the event that the Registrant's properties are not usable for their intended purposes. The Registrant does not believe that rent abatement would be a lawful tenant remedy for short term obligations unless such failure extend for a period of 30 consecutive days. The Registrant intends to pursue its remedies for any such breach of its rent obligations by a Tenant expeditiously and to the full extend permitted by law.

Results of Consolidated Operations 1999
---------------------------------------

As of March 31, 1999, the Registrant's consolidated revenues are $499,866, an increase of $79,478 when compared to quarter ended March 31, 1998. This increase in revenues can be attributable to increases in rental revenue ($80,641) and escalation revenue ($12,511). The increase in rental revenue is attributable to the higher occupancy levels at both Oak Grove Commons and Leawood Fountain Plaza. The increase in escalation is due to events at Leawood Fountain Plaza as mentioned in the property comparisons. The increased revenues were offset by decreases in miscellaneous income ($4,449), common area maintenance reimbursements ($3,907), and interest income ($5,318).

Consolidated expenses for the quarters ended March 31, 1999 and 1998 are $391,731 and $351,913, respectively. This resulted in an increase of $39,818 from that of prior year. The increase in expenses can primarily be attributed to increases in management fees ($4,737), repairs and maintenance related expenses ($13,350), professional services ($7,923), payroll ($4,976), snow removal ($4,519), insurance ($3,424), and other operating expenses ($14,676). These increases were partially offset by decreases in interest expense ($4,783), depreciation and amortization ($6,079), and real estate tax expense ($3,142). The increase in other operating expenses can be attributed to increases in promotional, vacancy, fire and crime prevention, and common area related expenses at both properties. The increase in professional fees is due to annual audit fees. The increase in repairs and maintenance related expenses was primarily due to heating, ventilation, and air-conditioning costs as mentioned in the property comparisons. The increase in snow removal is due to a more severe winter during the first quarter of 1999 when compared to 1998. Interest expense decreased due to a lower balance of long term debt outstanding.

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

Consolidated expenses for the quarters ending March 31, 1998 and 1997 are $351,913 and $395,973 respectively. This 11% decrease in expenses can be attributed to decreases in snow removal and amortization expense at Oak Grove Commons and decreases in cleaning, security, repairs & maintenance, gas and snow removal at Leawood Fountain Plaza, which were partially offset by an increase in electrical expense.



Inflation
---------

The effects of inflation did not have a material impact upon the Registrant's operation in fiscal 1998 and are not expected to materially affect the Registrant's operation in 1999.

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


                                     NOONEY INCOME FUND LTD., L.P.


Dated:    May 14, 1999               By:    Nooney Income Investments, Inc.
                                            General Partner


                                     By:    /s/ Gregory J. Nooney, Jr.
                                            --------------------------
                                            Gregory J. Nooney, Jr. - Director
                                            Chairman of the Board
                                            and Chief Executive Officer


                                     By:    /s/ Patricia A. Nooney
                                            ----------------------
                                            Patricia A. Nooney - Director
                                            Senior Vice President and Secretary



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