Form 10-Q
period 1999-06-30
NOONEY INCOME FUND LTD LP
filed 1999-08-13
CIK 725266

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                    FORM 10-Q
(Mark One)
 X       QUARTERLY  REPORT  PURSUANT  TO SECTION 13  OR 15(d) OF  THE SECURITIES
---      EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 1999
                               -------------------------------------------------

                                       OR

         TRANSITION  REPORT PURSUANT  TO SECTION 13 OR  15(d) OF THE  SECURITIES
---      EXCHANGE ACT OF 1934

For the transition period from ______________________to_________________________


                         Commission file number 0-13241
                                                -------

                         NOONEY INCOME FUND LTD., L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Missouri                                             43-1302570
-------------------------------                        -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

One Memorial Drive, Suite 1000, St. Louis, MO                    63102
---------------------------------------------          -------------------------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code        (314) 206-4600
                                                   -----------------------------
            500 N. Broadway, Suite 1200, St. Louis, MO 63102-2449
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

PART I
Item 1 - Financial Statements:
-----------------------------

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                 BALANCE SHEETS
                                 --------------


                                                     June 30,       December 31,
                                                       1999             1998
                                                    (Unaudited)
                                                    -----------     ------------
ASSETS:

     Cash and Cash Equivalents                     $  1,065,484    $    804,739
     Accounts receivable                                123,207          97,104
     Prepaid expenses and deposits                       22,964          12,332
     Investment property, at cost:
         Land                                         1,946,169       1,946,169
         Buildings and improvements                   8,584,715       8,601,373
                                                   ------------    ------------
                                                     10,530,884      10,547,542
         Less accumulated depreciation               (5,136,598)     (5,010,424)
                                                   ------------    ------------
                                                      5,394,286       5,537,118
     Deferred expenses - At amortized cost              110,973         111,293
                                                   ------------    ------------
                                                   $  6,716,914    $  6,562,586
                                                   ============    ============


LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
     Accounts payable and accrued expenses         $    130,135    $    186,291
     Accrued real estate taxes                          181,166         180,361
     Mortgage notes payable                           1,136,402       1,149,701
     Refundable tenant deposits                         142,316         131,577
                                                   ------------    ------------
                                                      1,590,019       1,647,930

Partners' Equity                                      5,126,895       4,914,656
                                                   ------------    ------------

                                                   $  6,716,914    $  6,562,586
                                                   ============    ============




                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.

                             (A LIMITED PARTNERSHIP)

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY

                                   (UNAUDITED)

                                             Three Months Ended          Six Months Ended
                                           June 30,      June 30,      June 30,      June 30,
                                             1999          1998          1999          1998
                                         ------------  ------------  ------------  ------------

REVENUES:
     Rental and other income             $   522,341   $   452,721   $ 1,022,205   $   867,788
     Interest                                      0         5,704             4        11,026
                                         -----------   -----------   -----------   -----------
                                             522,341       458,425     1,022,209       878,814

EXPENSES:
     Interest                                 21,826        28,096        45,155        56,207
     Depreciation and amortization           100,815       113,627       202,013       220,904
     Real estate taxes                        64,169        64,747       125,774       129,493
     Property management fees paid to
         Nooney Inc.                          31,277        27,229        61,196        52,411
     Reimbursement to Nooney Inc.
         for partnership management
         services and indirect expenses        6,250         6,250        12,500        12,500
     Repairs & Maintenance                    30,442        17,160        55,253        28,623
     Professional Services                    41,019        23,609        60,643        35,310
     Utilities                                24,984        25,511        52,248        52,324
     Cleaning                                 14,028        14,458        26,123        26,788
     Payroll                                  15,132        10,546        31,884        22,322
     Insurance                                10,619         7,836        23,382        17,173
     Parking Lot/Landscaping                  27,470        10,202        33,115        15,600
     Office General                            9,330         9,144        15,863        14,292
     Vacancy Expense                           5,583        14,324         9,385        15,571
     Other operating expenses                 15,293        15,719        55,436        40,854
                                         -----------   -----------   -----------   -----------

                                             418,237       388,458       809,970       740,372
                                         -----------   -----------   -----------   -----------

NET INCOME                               $   104,104   $    69,967   $   212,239   $   138,442
                                         ===========   ===========   ===========   ===========
NET INCOME PER LIMITED
     PARTNERSHIP UNIT                    $      5.67   $      4.86   $     11.61   $      8.40
                                         ===========   ===========   ===========   ===========

PARTNERS' EQUITY:
     Beginning of Period                 $ 5,022,791   $ 5,171,808   $ 4,914,656   $ 5,103,333
     Cash distributions to partners               (0)     (210,846)           (0)     (210,846)
     Net Income                              104,104        69,967       212,239       138,442
                                         -----------   -----------   -----------   -----------

     End of Period                       $ 5,126,895   $ 5,030,929   $ 5,126,895   $ 5,030,929
                                         ===========   ===========   ===========   ===========


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                             STATEMENTS OF CASH FLOW
                             -----------------------

                                   (UNAUDITED)
                                   -----------

                                                            Six Months Ended
                                                         June 30,      June 30,
                                                           1999          1998
                                                           ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                        $   212,239   $   138,442
    Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                      202,013       220,904

    Changes in assets and liabilities:
       (Increase) Decrease in accounts
         receivable                                       (26,103)       32,012
       Increase in prepaid expenses and deposits          (10,632)      (21,378)
       Increase in deferred expenses                      (19,769)      (67,018)
       Decrease in accounts payable and accrued
         expenses                                         (56,156)      (91,164)
       Increase (Decrease) in accrued real estate
         taxes                                                805        (1,709)
       Increase in refundable tenant deposits              10,739        13,637
                                                      -----------   -----------

           Total Adjustments                              100,897        85,284
                                                      -----------   -----------

       Net cash provided by operating activities          313,136       223,726
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
    Net additions to investment property                  (39,092)      (96,953)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES -
    Cash distributions to partners                              0      (210,846)
    Payments on mortgage notes payable                    (13,299)      (32,400)
                                                      -----------   -----------

    Net cash from financing activities                    (13,299)     (243,246)
                                                      -----------   -----------

NET INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                           260,745      (116,473)

CASH AND CASH EQUIVALENTS, beginning of period            804,739       865,287
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, end of period              $ 1,065,484   $   748,814
                                                      ===========   ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid during period for interest    $    45,155   $    56,207
                                                      ===========   ===========




                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------

                THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                -------------------------------------------------


NOTE A:

Refer to the Registrant's financial statements for the fiscal year ended December 31, 1998 which are contained in the Registrant's Annual report on Form 10-K, for a description of the accounting policies which have been continued without change except as noted below. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below.

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund., L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibilities of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 1999 and for all periods presented have been made. The results of operations for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by Nooney, Inc., a wholly-owned subsidiary of CGS Real Estate Company. Nooney Income Investments, Inc., a general partner, is a 75% owned subsidiary of S-P Properties, Inc. S-P Properties, Inc is a wholly-owned subsidiary of CGS Real Estate Company.

NOTE D:

The earnings per limited partnership unit for the three and six month periods ended June 30, 1999 and 1998 were computed on 15,180 units, the number of units outstanding during the periods.

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

                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                     1999        1998        1999        1998
                                     ----        ----        ----        ----
(In thousands)
Revenues:
     Leawood FountainPlaza (76%)  $  268,133     235,313  $  535,118  $  446,181
     Oak Grove Commons               253,605     218,823     485,262     427,645
                                  ----------  ----------  ----------  ----------
                                     521,738     454,136   1,020,380     873,826
                                  ==========  ==========  ==========  ==========
Operating Profit:
     Leawood Fountain
     Plaza (76%)                  $   38,715  $   28,502  $   88,973  $   38,595
     Oak Grove Commons                86,845      38,919     145,698      89,639
                                  ----------  ----------  ----------  ----------
                                     125,560      67,421     234,671     128,234
                                  ==========  ==========  ==========  ==========

Capital Expenditures:
     Leawood Fountain Plaza (76%) $    7,600  $    4,270  $   20,773  $   13,208
     Oak Grove Commons                 8,760      65,429      18,319      83,745
                                  ----------  ----------  ----------  ----------
                                      16,360      69,699      39,092      96,953
                                  ==========  ==========  ==========  ==========

Depreciation and Amortization:
     Leawood Fountain Plaza (76%) $   72,401  $   74,013  $  148,054  $  146,720
     Oak Grove Commons                59,780      65,211     116,690     125,378
                                  ----------  ----------  ----------  ----------
                                     132,181     139,224     264,744     272,098
                                  ==========  ==========  ==========  ==========

Assets:
     As of:                                June 30, 1999       December 31, 1998
                                           -------------       -----------------

     Leawood Fountain Plaza (76%)             $2,974,303              $3,264,280
     Oak Grove Commons                         3,407,594               2,841,957
                                              ----------              ----------
                                               6,381,897               6,106,237
                                              ==========              ==========

Reconciliation of segment data to the Partnerhips's consolidated data follow:

                              Three Months Ended           Six Months Ended
                                   June 30,                    June 30,
                              1999          1998          1999          1998
                              ----          ----          ----          ----
Revenues:
     Segments             $   521,738   $   454,136   $ 1,020,380   $   873,826
     Corporate and other          603         4,289         1,829         4,988
                          -----------   -----------   -----------   -----------
                              522,341       458,425     1,022,209       878,814
                          ===========   ===========   ===========   ===========

Operating Profit:
     Segments             $   125,560   $    67,421   $   234,671   $   128,234
     Corporate and other
       income                     603         4,289         1,829         4,988
     General and admin
       expenses                22,059         1,743        24,261        (5,220)
                          -----------   -----------   -----------   -----------
     Net Income               104,104        69,967       212,239       138,442
                          ===========   ===========   ===========   ===========

Depreciation and Amortization:
     Segments             $   132,181   $   139,224   $   264,744   $   272,098
     Corporate and other      (31,366)      (25,597)      (62,731)      (51,194)
                          -----------   -----------   -----------   -----------
                              100,815       113,627       202,013       220,904
                          ===========   ===========   ===========   ===========

Assets:
     As of:                                June 30, 1998       December 31, 1998
                                           -------------       -----------------

     Segments                                 $6,381,897              $6,106,237
     Corporate and other                         335,017                 456,349
                                              ----------              ----------
                                               6,716,914               6,562,586
                                              ==========              ==========

ITEM 7:  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         ---------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

Liquidity and Capital Resources
-------------------------------

Cash on hand as of June 30, 1999 is $1,065,484, an increase of $260,745 from the year ended December 31, 1998. For the six month period ended June 30, 1999 net cash provided by operating activities was $313,136. Cash was used for tenant improvements in the amount of $39,092 and payments on mortgage notes payable were made in the amount of $13,299. The Registrant expects the properties to adequately fund anticipated capital expenditures for the remainder of 1999. The anticipated capital expenditures are as follows:

                                     Other Capital  Leasing Capital     Total
                                     -------------  ---------------     -----

     Oak Grove Commons                  $ 22,511       $ 36,145       $ 58,656
     Leawood Fountain Plaza (76%)         58,971        128,254        187,225
                                        --------       --------       --------
                                        $ 81,482       $164,399       $245,881
                                        ========       ========       ========

Oak Grove Commons' and Leawood Found Plaza's Leasing Capital includes funds for tenant alterations and lease commissions for new and renewal leases. Other Capital expenditures at Oak Grove Commons include the restoration of mansards and drain replacement. Other Capital at Leawood Fountain Plaza includes carpet replacement in three buildings' hallways, coach lamp replacement, and an asphalt overlay of the parking lot.

Results of Property Operations
------------------------------

The results of operations for the Registrant's properties for the quarters ended June 30, 1999 and 1998 are detailed in the schedule below. Expenses and revenues of the Registrant are excluded.

                                                               Leawood
                                      Oak Grove Commons   Fountain Plaza (76%)
                                      -----------------   --------------------
     Second Quarter 1999
             Revenues                     $253,605             $268,133
             Expenses                      166,760              229,418
                                          --------             --------
             Net Income                   $ 86,845             $ 38,715
                                          ========             ========

     Second Quarter 1998
             Revenues                     $218,823             $235,313
             Expenses                      179,904              206,811
                                          --------             --------
             Net Income                   $ 38,919             $ 28,502
                                          ========             ========

For the quarter ended June 30, 1999 and 1998, Oak Grove Commons had net income of $86,845 and $38,919 respectively. This represents an increase in net income of $47,926. Revenues increased $34,782 when comparing the two quarters due to increases in base rental revenue ($19,359) and common area maintenance reimbursement revenue ($20,708), partially offset by a decrease in miscellaneous revenue ($5,285). The increase in common area maintenance income can be attributed to the amounts billed to tenants in 1999 being higher than 1998 due to increased reimbursable expenses. The increase in base rent is due to increased rental rates on new and renewed tenants. Expenses at Oak Grove Commons were $166,760 for the quarter ended June 30, 1999 and $179,904 for the quarter ended June 30, 1998. The decrease in expenses of $13,144 can be attributable to decreases in interest ($6,270), amortization expense ($5,606), heating, ventilation, and air-conditioning expense ($4,222), professional services ($4,779), and vacancy ($3,991). These decreases were partially offset by increases in parking lot expense ($3,135), real estate tax expense ($6,131), and other operating expenses ($2,458). The increase in real estate tax expense is due to an increase in the annual tax amount due.

At Leawood Fountain Plaza, net income increased from $28,502 for the quarter ended June 30, 1998 to $38,715 for the quarter ended June 30, 1999. This represents an increase in net income of $10,213. Revenues increased $32,820 due to an increase in rental income. This increase is as a result of the increased occupancy level that of the prior year comparison period and increased rental rates. Expenses for the quarter ended June 30, 1998 were $206,811 and expenses for the quarter ended June 30, 1999 were $229,478 representing an increase in expenses of $22,607. This increase in expenses is a result of increases in parking lot expenses ($8,588), repairs and maintenance building ($13,317), heating, ventilation, and air-conditioning ($5,517), and other operating expenses ($1,893). These increases were partially offset by a decrease in real estate tax expense of ($6,709). The increase in parking lot expense is due to additional parking lot sealing necessary in 2nd quarter 1999 and the additional repairs and maintenance building costs can be attributed to masonry/roof repairs and hallway painting, also performed in 2nd quarter 1999.

The occupancy levels at the Registrant's properties during the second quarter of 1999 remained high. These high levels can be attributed to the Registrant's ability to lease space as it becomes available. The occupancy levels at the Registrant's properties are listed below.

                                                 Occupancy levels as of June 30,
                                                 -------------------------------
     Property                                     1999        1998        1997
     --------                                     ----        ----        ----

Oak Grove Commons                                  97%         98%         93%
Leawood Fountain Plaza (76%)                       98%         94%         90%

Occupancy at Oak Grove Commons remained consistent during the second quarter at 97%.Two tenants signed new leases to occupy 8,700 square feet and two tenants vacated their leases for 8,383 square feet. Oak Grove Commons has no tenant occupying more than 10% of the available space.

During the second quarter of 1999, leasing activity at Leawood Fountain Plaza consisted of the Registrant renewing one lease for 1,625 square feet. The occupancy remained stable at 98% throughout the quarter. The property has two major tenants occupying 14% and 10% of the available space on leases which expire in October 2001 and July 1999, respectively. The tenant whose lease expired in July 1999 has informed the Registrant that they intend to renew through July 2004.

The Registrant reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. The Registrant considers a history of operating losses or a change in occupancy to be primary indicators of potential impairment. The
Registrant deems the Property to be impaired if a forecast of undiscounted future operating cash flows directly related to the Property, including disposal value, if any, is less than its carrying amount. If the Property is determined to be impaired, the loss is measured as the amount by which the carrying amount of the Property exceeds its fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, an estimated of fair value is based on the best information available, including prices for similar properties or the results of valuation techniques such as discounting estimated future cash flows. Considerable management judgement is necessary to estimate fair value. Accordingly, actual results could vary significantly from such estimates.

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

1999 Comparison
---------------

At June 30, 1999, the Registrant's consolidated revenues for the quarter ended and six month period ended are $522,341 and $1,022,209, respectively. Revenues increased $63,916 and $143,395 when compared to the quarter and six month period ended June 30, 1998. The increase in revenues can be primarily attributable to increase in base rental revenue at Oak Grove commons and Leawood Fountain Plaza in addition to an increase in common area maintenance revenue at Oak Grove.

Consolidated expenses for the quarter ending June 30, 1999 and the quarter ended June 30, 1998 are $418,237 and $388,458, respectively. For the six month period ended June 30, 1999 and the six month period ended June 30, 1998, consolidated expenses are $809,970 and $740,372, respectively. The increase in expenses for the three month period of $29,779 can be attributable to management fees
($4,048), repairs and maintenance-building ($13,282), professional services ($17,410), payroll ($4,586), insurance ($2,783), and parking lot ($17,268).
These increases were partially offset by decreases in interest expense ($6,270), depreciation/amortization ($12,812), and vacancy expense ($8,741). The increase in repairs and maintenance is primarily due to additional interior and exterior work at Leawood Fountain Plaza as mentioned in the property comparisons. The additional professional services incurred during 2nd quarter 1999 are related to costs at the partnership level. The increase in parking lot and landscaping are mainly due to sealing work done at Leawood Fountain Plaza as also mentioned in the property comparisons. The decrease in depreciation and amortization can be attributed to fully depreciated and amortized assets. Vacancy costs were greater during 1998 due to lower occupancy levels at Leawood Fountain Plaza. The increase in expenses of $69,598 for the six month period can be attributed to increases in management fees ($8,785), repairs and maintenance ($26,630), professional services ($25,333), payroll ($9,562), insurance ($6,209), parking lot ($17,515), office expenses ($1,571), and other operating expenses ($14,582). These increases were partially offset by decreases in interest ($11,052), depreciation/amortization ($18,891), real estate tax expense ($3,719), and vacancy expense ($6,186). The increase in repairs and maintenance, professional services, and parking lot, as well as the decreases in depreciation/amortization and vacancy have been addressed above in the three month comparisons. The increase in management fees are due to the related increased revenue level. In addition to the repairs and maintenance increase addressed above, there was also an increase reflected in heating , ventilation, and air-conditioning repairs in 1st quarter 1999, which contributed to the six month increase. The increase in payroll is due to additional office personnel at the site levels. The increase in other operating expenses is primarily due to fire/crime prevention related expenses and snow removal.

1998 Comparison
---------------

At June 30, 1998, the Registrant's consolidated revenues for the quarter ended and six month period ended are $458,425 and $878,814, respectively. Revenues decreased $19,346 and $55,701 when compared to the quarter and six month period ended June 30, 1997. The decrease in revenues can be attributable to significant decreases in common area maintenance/escalation income at both Oak Grove Commons and Leawood Fountain Plaza. These decreases were partially offset by increases in rental revenue at both Oak Grove Commons and Leawood Fountain Plaza, in addition to increases in miscellaneous income at Oak Grove Commons.

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

             See Exhibit Index on Page 14


         (b) Reports on Form 8-K

             None


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NOONEY INCOME FUND LTD., L.P.

Dated:    August 14, 1999                 By:  Nooney Income Investments, Inc.
       ----------------------                  General Partner

                                          By: /s/ Gregory J. Nooney, Jr.
                                              --------------------------
                                              Gregory J. Nooney, Jr.
                                              Vice Chairman

                                          By: /s/ Patricia A. Nooney
                                              ----------------------
                                              Patricia A. Nooney
                                              President and Secretary

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