Form 10-Q
period 1999-09-30
NOONEY INCOME FUND LTD LP
filed 1999-11-12
CIK 725266

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                    FORM 10-Q
(Mark One)
 X       QUARTERLY  REPORT  PURSUANT  TO SECTION 13  OR 15(d) OF  THE SECURITIES
---      EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 1999
                               -------------------------------------------------

                                       OR

         TRANSITION  REPORT PURSUANT  TO SECTION 13 OR  15(d) OF THE  SECURITIES
---      EXCHANGE ACT OF 1934

For the transition period from ______________________to_________________________


                         Commission file number 0-13241
                                                -------

                         NOONEY INCOME FUND LTD., L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Missouri                                             43-1302570
-------------------------------                        -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

One Memorial Drive, Suite 1000, St. Louis, MO                   63102-2449
---------------------------------------------          -------------------------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code        (314) 206-4600
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

PART I
Item 1 - Financial Statements:
-----------------------------

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                 BALANCE SHEETS
                                 --------------


                                                     Sept. 30,     December 31,
                                                       1999            1998
ASSETS:                                             (Unaudited)
                                                    -----------    ------------

     Cash and Cash Equivalents                     $  1,166,561    $    804,739
     Accounts receivable                                 91,599          97,104
     Prepaid expenses and deposits                       16,690          12,332
     Investment property, at cost:
         Land                                         1,946,169       1,946,169
         Buildings and improvements                   8,570,660       8,601,373
                                                   ------------    ------------
                                                     10,516,829      10,547,542
         Less accumulated depreciation               (5,184,599)     (5,010,424)
                                                   ------------    ------------
                                                      5,332,230       5,537,118
     Deferred expenses - At amortized cost              119,934         111,293
                                                   ------------    ------------

                                                   $  6,727,014    $  6,562,586
                                                   ============    ============


LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
     Accounts payable and accrued expenses         $    111,156    $    186,291
     Accrued real estate taxes                          183,384         180,361
     Mortgage notes payable                           1,130,702       1,149,701
     Refundable tenant deposits                         138,220         131,577
                                                   ------------    ------------
                                                   $  1,563,462    $  1,647,930

Partners' Equity                                      5,163,552       4,914,656
                                                   ------------    ------------

                                                   $  6,727,014    $  6,562,586
                                                   ============    ============




                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                  ---------------------------------------------

                                   (UNAUDITED)
                                   -----------

                                                Three Months Ended         Nine Months Ended
                                              Sept. 30,    Sept. 30,      Sept. 30,   Sept. 30,
                                                1999         1998           1999         1998
                                             -----------  -----------   ------------ -----------
REVENUES:
     Rental and other income                 $   499,018  $   474,398   $ 1,521,223  $ 1,342,185
     Interest                                          0        5,037             4       16,063
                                             -----------  -----------   -----------  -----------
                                                 499,018      479,435     1,521,227    1,358,248

EXPENSES:
     Interest                                     23,869       25,602        69,023       81,810
     Depreciation and amortization               104,008      108,593       306,021      329,497
     Real estate taxes                            61,128       62,526       186,902      192,020
     Property management fees paid to
         American Spectrum Midwest                29,783       28,514        90,978       80,925
     Reimbursement to American Spectrum
         Midwest for partnership management
         services and indirect expenses            6,250        6,250        18,750       18,750
     Repairs & maintenance                        22,461       19,971        77,716       48,329
     Professional services                        79,670       20,116       140,313       55,426
     Utilities                                    40,760       37,135        93,006       89,460
     Cleaning                                     16,232       15,574        42,355       42,362
     Payroll                                      17,598       16,737        49,482       39,058
     Insurance                                     9,633       17,292        33,014       34,465
     Parking lot/Landscaping                      21,009       19,178        54,122       33,762
     Vacancy Expense                               4,797       13,976        14,182       29,547
     Other operating expenses                     25,163       25,034        96,467       81,458
                                             -----------  -----------   -----------  -----------

                                                 462,361      416,498     1,272,331    1,156,869
                                             -----------  -----------   -----------  -----------

NET INCOME                                   $    36,657  $    62,937   $   248,896  $   201,379
                                             ===========  ===========   ===========  ===========
NET INCOME PER LIMITED
     PARTNERSHIP UNIT                        $      1.59  $      3.12   $     13.13  $     10.07
                                             ===========  ===========   ===========  ===========

PARTNERS' EQUITY:
     Beginning of Period                     $ 5,126,895  $ 5,030,929   $ 4,914,656  $ 5,103,333
     Cash distributions to partners                    0     (210,846)            0     (421,692)
     Net Income                                   36,657       62,937       248,896      201,379
                                             -----------  -----------   -----------  -----------

     End of Period                           $ 5,163,552  $ 4,883,020   $ 5,163,552  $ 4,883,020
                                             ===========  ===========   ===========  ===========


                         SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                             STATEMENTS OF CASH FLOW
                             -----------------------

                                   (UNAUDITED)
                                   -----------

                                                          Nine Months Ended
                                                        Sept.30,      Sept.30,
                                                          1999          1998
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                        $   248,896   $   201,379
    Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                      306,021       329,497

    Changes in assets and liabilities:
       Decrease in accounts receivable                      5,505        44,344
       Increase in prepaid expenses and deposits           (4,358)       (9,272)
       Increase in deferred expenses                      (35,377)      (83,441)
       Decrease in accounts payable and accrued
         expenses                                         (75,135)      (66,434)
       Increase in accrued real estate taxes                3,023         3,667
       Increase in refundable tenant deposits               6,643         7,395
                                                      -----------   -----------
    Total Adjustments                                     206,322       235,756
                                                      -----------   -----------

    Net cash provided by operating activities             455,218       437,135
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
       Net additions to investment property               (74,397)     (173,712)
                                                      -----------   -----------

Net cash from investing activities                        (74,397)     (173,712)

CASH FLOWS FROM FINANCING ACTIVITIES -
    Cash distributions to partners                              0      (421,692)
    Payments on mortgage notes payable                    (18,999)      (41,600)
                                                      -----------   -----------

    Net cash from financing activities                    (18,999)     (463,292)
                                                      -----------   -----------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                             361,822      (199,869)

CASH AND CASH EQUIVALENTS, beginning of period            804,739       865,287
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, end of period              $ 1,166,561   $   665,418
                                                      ===========   ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid during period for interest    $    69,023   $    81,810
                                                      ===========   ===========


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------
                             (A LIMITED PARTNERSHIP)
                             -----------------------
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
             -------------------------------------------------------


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

NOTE B:

     The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund Ltd., L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibilities of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cashflows at September 30, 1999 and for all periods presented have been made. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by American Spectrum Midwest (formerly Nooney, Inc.), a wholly-owned subsidiary of CGS Real Estate Company. Nooney Income Investments, Inc., a general partner, is a 75% owned subsidiary of S-P Properties, Inc. S-P Properties, Inc is a wholly-owned subsidiary of CGS Real Estate Company.

NOTE D:

The earnings per limited partnership unit for the three and nine months ended September 30, 1999 and 1998 was computed on 15,180 units, the number of units outstanding during the periods.

NOTE E:

The Registrant has no items of other comprehensive income, accordingly, net income and other comprehensive income are the same.

NOTE F:

The Partnership has two reportable operating segments: Leawood Fountain Plaza and Oak Grove Commons. The Partnership's management evaluates performance of each segment based on profit or loss from operations before allocation of property write downs, amortization of straight line base rent, general and administrative expenses, unusual and extraordinary items, and interest.

                                    Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
                                     1999        1998        1999        1998
                                     ----        ----        ----        ----
Revenues:
     Leawood Fountain Plaza (76%) $  261,301     248,378  $  796,419  $  694,559
     Oak Grove Commons               235,263     226,536     720,525     654,181
                                  ----------  ----------  ----------  ----------
                                     496,564     474,914   1,516,944   1,348,740
                                  ==========  ==========  ==========  ==========
Operating Profit:
     Leawood Fountain
     Plaza (76%)                  $   22,491  $   33,406  $  111,465  $   72,001
     Oak Grove Commons                67,985      34,049     213,684     123,687
                                  ----------  ----------  ----------  ----------
                                      90,476      67,455     325,419     195,688
                                  ==========  ==========  ==========  ==========

Capital Expenditures:
     Leawood Fountain Plaza (76%) $   35,306  $   13,271  $   56,079  $   26,479
     Oak Grove Commons                     0      75,426      18,318     147,233
                                  ----------  ----------  ----------  ----------
                                      35,306      88,697      74,397     173,712
                                  ==========  ==========  ==========  ==========

Depreciation and Amortization:
     Leawood Fountain Plaza (76%) $   77,989  $   71,837  $  226,042  $  218,557
     Oak Grove Commons                57,446      62,353     174,136     187,731
                                  ----------  ----------  ----------  ----------
                                     135,435     134,190     400,178     406,288
                                  ==========  ==========  ==========  ==========

Assets:
     As of:                           September 30, 1999       December 31, 1998
                                      ------------------       -----------------

     Leawood Fountain Plaza (76%)             $2,965,168              $3,264,280
     Oak Grove Commons                         3,460,013               2,841,957
                                              ----------              ----------
                                               6,425,181               6,106,237
                                              ==========              ==========

Reconciliation of segment data to the Partnerships's consolidated data follow:

                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                     1999        1998        1999        1998
                                     ----        ----        ----        ----
Revenues:
     Segments                     $  496,564  $  474,914  $1,516,944  $1,348,740
     Corporate and other               2,454       4,521       4,283       9,508
                                  ----------  ----------  ----------  ----------
                                     499,018     479,435   1,521,227   1,358,248
                                  ==========  ==========  ==========  ==========

Operating Profit:
     Segments                     $  90,476   $  67,455   $ 325,149   $ 195,688
     Corporate and other income       2,454       4,521       4,283       9,508
     General and admin expenses     (56,273)     (9,039)    (80,536)     (3,817)
                                  ---------   ---------   ---------   ---------
     Net Income                      36,657      62,937     248,896     201,379
                                  =========   =========   =========   =========

Depreciation and Amortization
     Segments                     $ 135,435   $ 134,190   $ 400,178   $ 406,288
     Corporate and other            (31,427)    (25,597)    (94,157)    (76,791)
                                  ---------   ---------   ---------   ---------
                                    104,008     108,593     306,021     329,497
                                  =========   =========   =========   =========


Assets:
     As of:                           September 30, 1999       December 31, 1998
                                      ------------------       -----------------

     Segments                                 $6,425,181             $6,106,237
     Corporate and other                         301,833                456,349
                                              ----------             ----------
                                               6,727,014              6,562,586
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

Liquidity and Capital Resources
-------------------------------

Cash on hand as of September 30, 1999 is $1,166,561, an increase of $361,822 from year end December 31, 1998. For the nine month period ended September 30, 1999 net cash provided by operating activities was $455,218. Cash was used for tenant and capital improvements in the amount of $74,397 and payments on mortgage notes payable were made in the amount of $18,999. The Registrant anticipates the properties to adequately fund capital expenditures anticipated for the remainder of 1999. These capital expenditures are as follows:

                                           Leasing       Other
                                           Capital      Capital      Total
                                           -------      -------      -----

     Oak Grove Commons                     $ 30,613    $ 10,393    $ 41,006
     Leawood Fountain Plaza (76%)            76,511           0      76,511
                                           --------    --------    --------
                                           $107,124    $ 10,393    $117,517
                                           ========    ========    ========

At Oak Grove Commons and Leawood Fountain Plaza, leasing capital includes funds for tenant alterations and lease commissions for new and renewal leases. The other capital anticipated at Oak Grove Commons is for the restoration of mansards and drain replacement.

Results of Property Operations
------------------------------

The results of operations for the Registrant's properties for the quarters ended September 30, 1999 and 1998 are detailed in the schedule below. Expenses and revenues of the Registrant are excluded.

                                                          Leawood
                                            Oak Grove     Fountain
                                            Commons      Plaza (76%)
                                            ---------    -----------
              1999
              ----
              Revenues                      $235,263      $261,301
              Expenses                       167,278       238,310
                                            --------      --------
              Net Income                    $ 67,985      $ 22,491
                                            ========      ========

              1998
              ----
              Revenues                      $226,536      $248,378
              Expenses                       192,487       214,972
                                            --------      --------
              Net Income                    $ 34,049      $ 33,406
                                            ========      ========

For the quarter ended September 30, 1999 and 1998, Oak Grove Commons had net income of $67,985 and $34,049, respectively. This represents an increase in net income of $33,936. Revenues increased $8,727 primarily due to an increase in base rental revenue. This increase was partially offset by a decrease in common area maintenance reimbursement and miscellaneous income. Expenses decreased $25,209 due to decreases in depreciation/amortization ($4,907), repairs and maintenance related expenses ($8,008), real estate tax expense ($4,246), interest ($1,733), vacancy related expenses ($8,764), and other operating expenses ($927). These decreases were partially offset by increases in parking lot-landscaping expenses ($3,376). The decrease in repairs and maintenance is due to lower heating, ventilation, air-conditioning, and electrical repairs needed in 1999, when compared to the same period in 1998. The decrease in vacancy expenses can be attributed to the consistent occupancy level and lower rehabilitation costs for vacant units.

For the quarter ended September 30, 1999 and 1998, Leawood Fountain Plaza had net income of $22,491 and $33,406, respectively. This represents a decrease in net income of $10,915. This can be attributed to an increase in expenses, partially offset by an increase in revenues. Revenues increased $12,923 due to an increase in base rental income ($16,034), partially offset by a decrease in escalation income ($3,111). The increase in rental income can be attributed to the increased occupancy level. Expenses increases $23,338 when compared to the same period, prior year. Increases were reflected in depreciation/amortization ($6,152), repairs and maintenance related expenses ($10,510), electricity
($2,616), real estate tax ($2,848), and other operating expenses ($1,711). The increase in repairs and maintenance is primarily due to increased heating, ventilation, air-conditioning, and plumbing repairs and replacements at the property than that of same period, prior year.

The occupancy levels at the Registrant's properties during the third quarter of 1999 remained high. These high levels can be attributed to the Registrant's ability to lease space as it becomes available. The occupancy levels at the Registrant's properties are listed below.

                                            Occupancy Levels at September 30,
                                            ---------------------------------
                      Property                    1999    1998    1997
                      --------                    ----    ----    ----

              Oak Grove Commons                    94%     95%     93%
              Leawood Fountain Plaza (76%)         98%     95%     87%

Occupancy at Oak Grove Commons decreased during the third quarter from 97% to 94%. Leasing activity consisted of one tenant renewing their lease for 3,833 square feet and one tenant vacating the property with square footage totaling 4,331. Oak Grove Commons has no tenant occupying more than 10% of the available space.

During the third quarter of 1999 occupancy at Leawood Fountain Plaza remained consistent at 98% at the end of the third quarter. Leasing activity during the quarter consisted of the Registrant renewing two leases for 10,908 square feet. The property has two major tenants occupying 14% and 10% of the available space on leases which expire in October 2001 and July 2004, respectively.

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

Results of Consolidated Operations 1999
---------------------------------------

As of September 30, 1999, the Registrant's consolidated revenues for the three and nine month periods were $499,018 and $1,521,227, respectively. Revenues for the same periods in prior year were $479,435 and $1,358,248. Revenues increased $19,583 when comparing the three month periods and increased $162,979 when comparing the nine month periods. The increase in revenues for the three month period can be attributable to increases in base rental revenue, escalation and common area maintenance reimbursements at both Leawood Fountain Plaza and Oak Grove Commons, partially offset by a decrease in interest income. The increase in revenues for the nine month period can primarily be attributed to increases in both base rental revenues and escalation at Leawood Fountain Plaza ($102,159) and an increase in base rental revenue and common area maintenance reimbursements at Oak Grove Commons ($79,485). These property level increases were partially offset by a decrease in interest income at the corporate level ($16,059).

Consolidated expenses for the three month period ending September 30, 1999 and 1998 were $462,361 and $416,498, reflecting an increase of $45,863 when comparing to prior year. The increase in consolidated expenses is primarily due to increases in repairs and maintenance related expenses ($2,095), professional services ($59,554), and utilities ($7,659). These increases were partially offset by decreases in depreciation/amortization ($4,585), insurance ($7,659), and vacancy related expenses ($9,179). The increase in professional services is primarily due to appraisals performed at both Leawood Fountain Plaza and Oak Grove Commons, in addition to legal fees. The decrease in vacancy expense has been addressed at the property level. Consolidated expenses for the nine month period ended September 30, 1999 and 1998 were $1,272,331 and $1,156,869, respectively. Operating expenses increased $115,462 when comparing the current nine month period to that of prior year. The increase in expenses can be attributed to increases in management fees ($10,053), repairs and maintenance related expenses ($29,387), professional services ($84,887), utilities ($3,546), payroll ($10,424), parking lot ($20,360), and other operating expenses ($15,009). These increases were partially offset by decreases in interest ($12,787), depreciation/amortization ($23,476), real estate tax ($5,118), insurance ($1,451), and vacancy expenses ($15,365). The increase in management fees is due to the higher amount of revenues reflected in 1999. The repairs and maintenance increase can be attributed to roof and masonry repairs and Leawood Fountain Plaza during the second quarter of 1999. The increase in payroll is due additional office personnel in 1999. The increase in parking lot is primarily due to sealing work at Leawood Fountain Plaza, also during the second quarter of 1999. Other operating expenses increased for the nine month period primarily due to increased snow removal as a result of harsh weather conditions. The decrease in interest expense is due to favorable interest rates and declining principal balance. Depreciation/amortization has decreased when comparing the two nine month periods as a result of fully amortized assets.

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

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                 ----------------------------------------------------------

The Registrant considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Registrant had no holdings of derivative financial or commodity instruments at September 30, 1999. A review of the Registrant's other financial instruments and risk exposures at that date revealed that the Registrant had minor exposure to interest rate risk due to the floating rate first mortgage debt of $1,130,702. The Registrant utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Registrant's financial position, results of operations or cash flows.

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


                                          NOONEY INCOME FUND LTD., L.P.

Dated:    November 12, 1999               By:  Nooney Income Investments, Inc.
       ----------------------                  General Partner

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