Form 10-K405
period 1999-12-31
NOONEY INCOME FUND LTD LP
filed 2000-03-30
CIK 725266

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K
(Mark One)
___
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

For the fiscal year ended        December 31, 1999
                         -------------------------------------------------------

                                       OR
___
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________________to __________________________


                         Commission file number 0-13241
                                               --------

                         NOONEY INCOME FUND LTD., L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Missouri                                              43-1302570
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

One Memorial Drive, St. Louis, Missouri                           63102
-------------------------------------------               ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code        (314) 206-4600
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

___
_X_      Indicate by check mark if disclosure of delinquent  filers  pursuant to
         Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of February 1, 2000 aggregate market value of the Registrant's units of limited partnership interest (which constitute voting securities under certain circumstances) held by non-affiliates of the Registrant was $15,180,000. (The aggregate market value was computed on the basis of the initial selling price of $1,000 per unit of limited partnership interest, using the number of units issued and outstanding on February 1, 2000, excluding the number of units beneficially owned by the General Partners or holders of 10% or more of the Registrant's limited partnership interests. The initial selling price of $1,000 per unit is not the current market value. Accurate pricing information is not available because the value of the units of limited partnership interests is not determinable since no active secondary market exists. The characterization of such General Partners and 10% holders as affiliates is for the purpose of this computation only and should not be construed as an admission for any other purpose that any such persons are, or other persons not so characterized are not, in fact, affiliates of the Registrant).

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

The real estate investment market began to improve in 1994, and is expected to further continue its improvement over the next several years. Management believes this trend should increase the value of the Registrant's properties in the future. The Registrant is intended to be self-liquidating and proceeds, if any, from the sale or refinancing of the Registrant's real property investments will not be invested in new properties but will be distributed to the Partners or, at the discretion of the General Partners, applied to capital improvements or the payment of indebtedness with respect to existing properties, the payment of other expenses or the establishment of reserves. (See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.)

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

The  Registrant  has  no  employees.   Property   management  services  for  the
Registrant's investment properties are provided by American Spectrum Midwest (formerly Nooney, Inc.), an affiliate of the corporate General Partner.

CGS Real Estate Company, Inc. ("CGS"), an affiliate of the corporate general partner of the Registrant, is in the process of developing a plan pursuant to which the properties owned by the Registrant would be combined with the properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers, and residential apartment properties. It is expected that the acquiror would in the future qualify as a real estate investment trust. Limited partners would receive shares of common stock in the acquiror which would be listed on a national securities exchange or the NASDAQ national market system.

The Registrant's participation in this plan will require the consent of its limited partners. The plan and the benefits and risks thereof will be described in detail in a registration statement filed under the Securities Act of 1933 and solicitation material to be provided to limited partners in connection with the solicitation of the consent of the limited partners.

The plan described above is in the preliminary stages and there can be no assurances that such plan will be consummated.


ITEM 2:  PROPERTIES
-------------------

On January 24, 1984, the Registrant purchased Oak Grove Commons, an office/warehouse complex located on Brook Drive in the city of Downers Grove, Illinois, a suburb of Chicago. The purchase price of the complex was $5,218,569. Oak Grove Commons consists of three adjoining single-story buildings constructed of brick veneer with concrete block backing which contain a total of approximately 137,000 net rentable square feet and are located on a 7.6 acre site which provides paved parking for 303 cars. The complex, which is 40% office space and 60% bulk warehouse, was 100% leased by 29 tenants at December 31, 1999.

On February 20, 1985, the Registrant acquired a 76% interest as a tenant in common in Leawood Fountain Plaza, a three building office complex in Leawood, Kansas. Constructed in two phases in 1982 and 1983, the buildings contain approximately 30,000, 29,000 and 26,000 net rentable square feet, respectively, or an aggregate of approximately 85,000 net rentable square feet of office space. Paved parking is provided for 403 cars. The purchase price of the complex was $9,626,576, of which $7,316,197 was paid by the Registrant for its 76% interest. The remaining 24% interest was purchased by Nooney Income Fund Ltd. II, L.P., an affiliate of the Registrant, as the other tenant in common. All costs and revenues attributable to the operation of the complex are shared by the Registrant and Nooney Income Fund Ltd. II, L.P. in proportion to their respective percentage interests. The complex was 93% leased by 40 tenants at December 31, 1999.

Reference is made to Note 3 of Notes to Financial  Statements  filed herewith as
Exhibit 99.3 in response to Item 8 for a description of the indebtedness secured by the Registrant's real property investments.

The following table sets forth certain information as of December 31, 1999, relating to the properties owned by the Registrant.

                                   AVERAGE
                                  ANNUALIZED                     PRINCIPAL
                       TOTAL      EFFECTIVE                     TENANTS OVER
            SQUARE   ANNUALIZED  BASE RENT PER   PERCENT       10% OF PROPERTY             LEASE
PROPERTY     FEET    BASE RENT*   SQUARE FOOT     LEASED       SQUARE FOOTAGE            EXPIRATION
--------    ------   ----------  -------------   -------       ---------------           ----------

Oak Grove
Commons     137,000   $  966,530     $ 7.05        100%       None

Leawood
Fountain                                                      Midwest Mechanical (14%)       2001
Plaza        85,000   $1,343,668     $17.00         93%       Family Medical Care of Kansas
                                                              City (11%)                     2004

* Represents 100% of Base Rent. Registrant has 76% ownership in Leawood Fountain Plaza


ITEM 3:  LEGAL PROCEEDINGS
--------------------------

The Registrant is not a party to any material pending legal proceedings.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.


                                     PART II
                                     -------


ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

As of February 1, 2000, there were 1,147 record holders of units of Limited Partnership Interest in the Registrant. There is no public market for the Interests and it is not anticipated that a public market will develop.

              CASH DISTRIBUTIONS PAID PER LIMITED PARTNERSHIP UNIT
              ----------------------------------------------------


          First Quarter     Second Quarter      Third Quarter     Fourth Quarter
          -------------     --------------      -------------     --------------

1998             $12.50                -0-             $12.50                -0-

There were no cash  distributions  paid to the Limited  Partners  during  fiscal
1999.

ITEM 6:  SELECTED FINANCIAL DATA
--------------------------------

                                                                         Year Ended December 31,
                                                        ----------------------------------------------------------
                                                           1999        1998        1997        1996        1995
                                                               (Not covered by independent auditors' report)

Rental and other income                                 $2,086,824  $1,851,792  $1,772,253  $1,778,074  $1,688,761

Net income                                                 422,454     233,141     193,131     175,285     187,776

Data per limited partnership unit:

  Net income                                                 27.55       12.72       10.74        9.57       11.01

  Cash distributions - investment income                      --         12.72       10.74        9.57       11.01

  Cash distributions - return of capital                      --         12.28        8.01        9.18        1.49

Weighted average limited partnership units outstanding      15,180      15,180      15,180      15,180      15,180

At year-end:

  Total assets                                           6,872,308   6,562,586   6,713,495   6,883,366   7,029,025

  Investment property, net                               5,329,194   5,537,118   5,661,355   5,835,751   6,137,241

  Mortgage note payable                                  1,125,002   1,149,701   1,197,000   1,261,800   1,326,600

  Partners' equity                                       5,337,110   4,914,656   5,103,333   5,226,492   5,367,489


See Item 7: Management's Discussion and Analysis for discussion of comparability of items.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

Liquidity and Capital Resources
-------------------------------

Cash on hand as of December 31, 1999 was $1,237,294, an increase of $432,555 from the year ended December 31, 1998. The Registrant expects the capital expenditures during the year 2000 will be adequately funded by current cash reserves and the properties' operating cash flow. The anticipated capital expenditures in 2000 by property are as follows:

                                       Other          Leasing
                                      Capital         Capital           Total
                                      -------         -------           -----

      Oak Grove Commons               $85,000        $ 44,608         $129,608
      Leawood Fountain Plaza (76%)        -0-         233,847          233,847
                                      ----------------------------------------
                                      $85,000        $278,455         $363,455
                                      ========================================

At Oak Grove Commons and Leawood Fountain Plaza, leasing capital has been budgeted for tenant improvements and lease commissions for new and renewal tenants. The other capital at Oak Grove Commons has been budgeted for restoration of mansard roofs over entry doors and masonry reconstruction.

The Registrant reviews cash reserves on a regular basis prior to beginning scheduled capital improvements. In the event there are not adequate funds, the capital improvement will be postponed until such funds are available.

The future liquidity of the Registrant is dependent on its ability to fund future capital expenditures and mortgage payments from operations and cash reserves, maintain occupancy, and negotiate with lenders the refinancing of mortgage debt as it matures.

Results of Operations
---------------------

The results of operations for the Registrant's properties for the years ended December 31, 1999, 1998 and 1997 are detailed in the schedule below. Expenses of the Registrant are excluded.

                                       Oak Grove             Leawood Fountain
                                        Commons                 Plaza (76%)
                                       ------------------------------------
               1999
               ----

              Revenues                 $962,519                  $1,139,297
              Expenses                  650,142                     847,391
                                       ------------------------------------
              Net Income               $312,377                  $  291,906
                                       ====================================

                                       Oak Grove              Leawood Fountain
                                        Commons                  Plaza (76%)
                                       -------------------------------------

               1998
               ----

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
                                       ===================================


1999 Comparisons By Property

At Oak Grove Commons, revenues increased $82,876 due to an increase in base rental revenue of $83,823. This increase can be attributed to both the increased occupancy level and rental rates. Expenses at Oak Grove Commons decreased from the prior year due to decreases in interest expense ($13,284), depreciation and amortization ($50,296), fire and crime prevention ($22,186), repairs and maintenance-building ($7,434), common area related expenses ($8,480), legal fees ($8,400), and parking lot expense ($7,732). These decreases were partially offset by increases in real estate tax expense ($7,000), snow removal ($7,383), management fees ($4,300), and landscaping expense ($3,988). The decrease in depreciation and amortization can be attributed to contra-depreciation entries depreciating the property write down which was recorded at the partnership level prior to 1999. All property write downs have been recorded at the property level in 1999. The decrease in fire and crime prevention can be attributed to upgrades to the fire alarm system in 1998, not necessary in 1999. The decrease in interest expense is due to the declining principal balance. Oak Grove Commons has a first mortgage with a floating rate of LIBOR + 3%. The loan balance as of December 31, 1999 was $1,125,002. The loan matures July 1, 2000. The Registrant is planning to renew this loan for an additional two years under similar terms.

At Leawood Fountain Plaza, revenues increased ($164,320) when comparing 1999 year-end results to the prior year. The increase in revenue can be attributed to increases in base rental revenues ($79,690), escalation revenues ($78,865), and interest income ($12,840). These increases were partially offset by a decrease in other revenues ($7,075). The increase in base rental revenues is due to increased rental rates. The increase in interest income is attributable to the Registrant recording interest income at the property level in 1999. In 1998 and 1997 interest income was recorded at the partnership level. Expenses increased $11,906 when compared to the prior year. Increases were reflected in heating and air-conditioning costs ($22,359), repairs and maintenance-general building related expenses ($16,256), plumbing repairs ($15,351), fire and crime prevention ($9,623), management fees ($9,077), painting and decorating expense ($12,717), and parking lot expenses ($7,147). These increases were partially offset by decreases in snow removal ($6,822), amortization and depreciation expense ($68,360), contract cleaning services ($4,436), and various other operating expenses ($1,006). The increase in heating and air-conditioning expense is due to the repairs and replacements necessary in 1999 to upgrade the current heating and air conditioning system. The increase in repairs and maintenance-building can be attributed to masonry and roof repairs, as well as skylight replacement. These items were expensed in 1999 for exterior improvements at the property. The increased plumbing expenses are a result of major plumbing repairs necessary during 1999 at one of the restrooms located at the property. Interior hallway and door painting performed only in 1999 resulted in the painting and decorating increase when compared to 1998. The decrease in depreciation and amortization is due to the contra-depreciation entries now being recorded at the property level as explained in the previous property comparison.

The occupancy rates as of December 31 are as follows:

                                             1999         1998           1997
                                             --------------------------------

               Oak Grove Commons             100%          95%            86%
               Leawood Fountain Plaza         93%          97%            89%

During the fourth quarter, the occupancy level at Oak Grove Commons increased to 100%. During the quarter, two new tenants leased 8,164 square feet and one tenant renewed its lease for 9,100 square feet. For the year, leasing activity consisted of six new leases for tenants occupying 21,493 square feet, four tenants renewing their leases for 21,316 square feet, and four tenants vacating 14,343 square feet. Oak Grove Commons has no tenants who occupy more than 10% of the available space.

During the fourth quarter at Leawood Fountain Plaza, occupancy decreased from 98% to 93%. During the quarter, four tenants renewed their leases for 5,324 square feet, and one tenant vacated 4,470 square feet. During the year, the Registrant signed one new lease for 737 square feet, renewed seven tenants' leases for 17,857 square feet, and one tenant vacated 4,470 square feet. The property has two major tenants, one who occupies 14% of the space with a lease which expires in October 2001 and the other major tenant occupies 11% of the space with a lease which expires in July 2004.

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

Year 2000 issues
----------------

Information Technology Systems
------------------------------

The Registrant did not experience any information technology hardware or software disruptions or failure as a result of the Year 2000. Subsequent to December 31, 1999, the Registrant's "IT" systems have continued to operate, as normal, at the management office and both of the Registrant's properties.

Non-Information Technology Systems
----------------------------------

None of the non-information systems at the Registrant's two properties experienced any disruptions or failures as a result of the Year 2000. These systems included elevators, heating, ventilating, air conditioning (HVAC) systems, and locks. These and other like systems continue to operate as normal in the year 2000.

The Registrant did not separately track internal costs related to the Year 2000 issue. The changing of the century did not have a material impact on the Registrant's financial condition or results of its operations.

Material Third Parties' Systems Failures
----------------------------------------

The Registrant did not experience any material impact related to third party system failures for the Year 2000 issue at either of its two properties. Payments from tenants did not appear to be delayed due to the Year 2000 conversion. The Registrant remains confident that no third party material issues will arise in the future.

1999 Comparisons
----------------

Consolidated revenues for the Registrant were $2,115,814 for the year ended 1999 and $1,867,865 for the year ended 1998. The consolidated revenues increased $247,949 when comparing the two year-end periods. This increase is primarily due to an increase in base rental revenue at Oak Grove Commons and increases in both base rental and escalation revenues at Leawood Fountain Plaza, as mentioned in the property comparisons. The Registrant's consolidated expenses were $1,693,360 and $1,634,724 for the years ended December 31, 1999 and 1998, respectively. Consolidated expenses increased $58,636 when comparing the two year-end periods, due to increases in management fees ($13,708), repairs and maintenance related expenses ($99,045), utilities ($5,575), and real estate taxes ($3,312). These increases were partially offset by decreases in interest expense ($13,284), depreciation and amortization ($30,544), and other operating expenses ($19,176). The increase in repairs and maintenance related expenses is primarily due to the upgrades and repairs at Leawood Fountain Plaza, as mentioned in the property comparisons. The decrease in depreciation and amortization is attributed to fully depreciated and amortized assets. The decrease in other operating expenses is primarily due to a decrease in common area and fire/crime prevention expenses at Oak Grove Commons, as mentioned in the property comparisons. Net income in

1999 increased $189,313 when comparing to prior year. Cash flow provided from operations was $615,393 for the year ended 1999, as compared to $679,538 for the year ended 1998. The cash flow provided during 1999 allowed the Registrant to fund capital expenditures of $158,139 and reduce the debt for Oak Grove Commons by $24,699.

1998 Comparisons
----------------

Consolidated revenues for the Registrant were $1,867,865 for the year ended 1998 and $1,795,659 for the year ended 1997. The consolidated revenues increased $72,206 when compared to the prior year. This increase in revenue was due to an increase in rental income at Leawood Fountain Plaza. The Registrant's consolidated expenses were $1,634,850 and $1,602,528 for the years ended December 31, 1998, and December 31, 1997, respectively, a difference of $32,196. The increase in consolidated expenses is due to an increase in other operating expenses ($56,275), an increase in utilities ($9,833), partially offset by decreases in real estate taxes ($23,867), depreciation and amortization ($9,455), and interest expense ($10,976). Net income for 1998 increased $40,010 when compared to the prior year. Cash flow provided from operations was $679,538 for the year ended 1998 as compared to $680,360 for the year ended 1997. The cash flow provided during 1998 allowed the Registrant to fund capital expenditures of $270,969, distribute $421,818 to the partners, and reduce Oak Grove Commons' debt by $47,299.

Inflation
---------

The effects of inflation did not have a material impact upon the Registrant's operations in fiscal years 1999, l998 and 1997 and are not expected to materially affect the Registrant's operation in 2000.

Interest Rates
--------------

Interest rates on floating rate debt fluctuated throughout 1998 and 1999. Future increases in the prime interest rate can adversely affect the operations of the Registrant.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The Registrant considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Registrant had no holdings of derivative financial or commodity instruments at December 31, 1999. A review of the Registrant's other financial instruments and risk exposures at that date revealed that the Registrant had minor exposure to interest rate risk due to the floating rate first mortgage debt of $1,125,002. The Registrant utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Registrant's financial position, results of operations or cash flows.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Financial Statements of the Registrant are filed herewith as Exhibit 99.3 and are incorporated herein by reference (see Item 14(a)1). The supplementary financial information specified by Item 302 of Regulation S-K is provided in
Item 7.


ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

                                      None


                                    PART III
                                    --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

The Registrant has two General Partners. The background and experience of the General Partners are as follows:

The General Partner of the Registrant responsible for all aspects of the Registrant's operations is Nooney Income Investments, Inc., a Missouri corporation. Nooney Income Investments, Inc., a wholly-owned subsidiary of S-P Properties, Inc., was formed in August 1983 for the purpose of being a general and/or limited partner in the Registrant and other limited partnerships.

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

During 1999, no cash distributions were paid to the General Partners by the Registrant.

See Item 13 below for a discussion of transactions between the Registrant and certain affiliates of the General Partners.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-----------------------------------------------------------------------

(a) Security Ownership of Certain Beneficial Owners.

   Title              Name of                Amount and Nature of     Percentage
 of Class         Beneficial Owner           Beneficial Ownership      of Class
 --------         ----------------           --------------------     ----------

  Limited      CGS Real Estate Company            2064 Units            13.60%
Partnership
 Interests

CGS is located at 2424 S.E. Bristol Street, Newport Beach, California  92660.

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

American Spectrum Midwest (formerly Nooney, Inc.), the manager of the Registrant's properties, is a wholly-owned subsidiary of CGS Real Estate
Company, an affiliate of the General Partner. American Spectrum Midwest (formerly Nooney, Inc.) is entitled to receive monthly compensation from the Registrant for property management and leasing services, plus administrative expenses. During fiscal 1999 the Registrant paid property management fees of $125,314 to American Spectrum Midwest (formerly Nooney, Inc.) and $25,000 as reimbursement for indirect expenses incurred in connection with management of the Registrant.

(b)  Certain Business Relationships.

The relationship of certain of the General Partners to certain of their affiliates is set forth in Item 13(a) above. Also see Item 13(a) above for a discussion of amounts paid by the Registrant to the General Partners or their affiliates during the year ended December 31, 1999, in connection with various transactions.

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

                                          NOONEY INCOME FUND LTD., L.P.


Date:        March 30, 2000               Nooney Income Investments, Inc.
      -----------------------------       General Partner



                                          By: /s/ William J. Carden
                                              --------------------------------
                                               William J. Carden - Director
                                               Chairman of the Board and
                                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:        March 30, 2000               By: /s/ William J. Carden
      ----------------------------        --------------------------------------
                                               William J. Carden
                                               Chairman of the Board and
                                               Chief Executive Officer

Date:        March 30, 2000               By: /s/ Gregory J. Nooney, Jr.
      ----------------------------        --------------------------------------
                                               Gregory J. Nooney, Jr.
                                               Director

Date:        March 30, 2000               By: /s/ Thomas N. Thurber
      ----------------------------        --------------------------------------
                                               Thomas N. Thurber
                                               Director

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


10          Management Contract between Nooney Income Fund Ltd. and
            Nooney Company is incorporated by reference to Exhibit
            10(a) to the Registration Statement on Form S-11 under the Securities Act of 1933 (File No. 2-85683). The
            Management Contract was assigned by Nooney Krombach
            Company, a wholly-owned subsidiary of Nooney Company, on October 31, 1997, to Nooney, Inc.(n/k/a American Spectrum Midwest), a wholly-owned subsidiary of CGS Real Estate
            Company, Inc., and is identical in all material respects to the management contract referred to above.


99.1        List of Directorships in Response to Item 10.


99.2 Pages 9-10, 23-25, and A-17 - A-21 of the Prospectus of the Registrant dated November 9, 1983, as supplemented and filed pursuant to Rule 424(c) of the Securities
            Act of 1933 are incorporated by reference.


99.3        Financial Statements and Schedules.