Form 10-Q
period 2000-03-31
NOONEY INCOME FUND LTD LP
filed 2000-05-15
CIK 725266

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                    FORM 10-Q
(Mark One)
  X      QUARTERLY  REPORT  PURSUANT  TO SECTION 13  OR 15(d) OF  THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2000
                               -------------------------------------------------

                                       OR

         TRANSITION  REPORT PURSUANT  TO SECTION 13 OR  15(d) OF THE  SECURITIES
-----    EXCHANGE ACT OF 1934

For the transition period from ______________________to_________________________


                         Commission file number 0-13241
                                                -------

                         NOONEY INCOME FUND LTD., L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Missouri                                             43-1302570
-------------------------------                        -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

One Memorial Drive, Suite 1000, St. Louis, Missouri               63102
---------------------------------------------------    -------------------------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code        (314) 206-4600
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

PART I
Item 1 - Financial Statements:
-----------------------------

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                 BALANCE SHEETS
                                 --------------


                                                       March 31,    December 31,
                                                         2000           1999
ASSETS:                                               (Unaudited)   ------------
                                                      -----------

     Cash and cash equivalents                        $ 1,476,170    $ 1,237,294
     Accounts receivable                                  190,752        171,996
     Prepaid expenses and deposits                          7,206         14,948
     Investment property, at cost:
         Land                                           1,946,169      1,946,169
         Buildings and improvements                     8,660,055      8,654,403
                                                      -----------    -----------
                                                       10,606,224     10,600,572
         Less accumulated depreciation                  5,355,988      5,271,378
                                                      -----------    -----------
                                                        5,250,236      5,329,194
     Deferred expenses - at amortized cost                147,991        118,876
                                                      -----------    -----------

                                                      $ 7,072,355    $ 6,872,308
                                                      ===========    ===========


LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
     Accounts payable and accrued expenses            $    87,244    $    79,070
     Accrued real estate taxes                            247,822        185,415
     Mortgage notes payable                             1,119,303      1,125,002
     Refundable tenant deposits                           155,612        145,711
                                                      -----------    -----------
                                                        1,609,981      1,535,198

Partners' equity                                        5,462,374      5,337,110
                                                      -----------    -----------

                                                      $ 7,072,355    $ 6,872,308
                                                      ===========    ===========




                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                  ---------------------------------------------

                                   (UNAUDITED)
                                   -----------

                                                          Three Months Ended
                                                        ------------------------
                                                        March 31,      March 31,
                                                          2000           1999
                                                        ---------      ---------

REVENUES:
     Rental and other income                            $  507,173    $  499,862
     Interest                                               10,778             4
                                                        ----------    ----------
                                                           517,951       499,866
                                                        ----------    ----------

EXPENSES:
     Interest                                               25,663        23,328
     Depreciation and amortization                          95,395       101,198
     Real estate taxes                                      62,407        61,605
     Property management fees paid to
         American Spectrum Midwest                          30,949        29,918
     Reimbursement to American Spectrum Midwest
         for partnership management services
         and indirect expenses                               6,250         6,250
     Repairs & maintenance                                  24,671        24,813
     Professional services                                  26,781        19,624
     Utilities                                              27,997        27,263
     Cleaning                                               14,515        12,095
     Payroll                                                18,752        16,751
     Snow removal                                           14,083        18,435
     Insurance                                               9,675        12,762
     Other operating expenses                               35,549        37,689
                                                        ----------    ----------
                                                           392,687       391,731
                                                        ----------    ----------

NET INCOME                                              $  125,264    $  108,135
                                                        ==========    ==========

NET INCOME PER LIMITED
     PARTNERSHIP UNIT                                   $     6.98    $     5.93
                                                        ==========    ==========

PARTNERS' EQUITY:
     Beginning of period                                $5,337,110    $4,914,656
     Net income                                            125,264       108,135
                                                        ----------    ----------

     End of period                                      $5,462,374    $5,022,791
                                                        ==========    ==========


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                             STATEMENTS OF CASH FLOW
                             -----------------------

                                   (UNAUDITED)
                                   -----------

                                                          Three Months Ended
                                                      -------------------------
                                                        March 31,     March 31,
                                                          2000          1999
                                                      -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                        $   125,264   $   108,135
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                       95,395       101,198

    Changes in assets and liabilities:
       (Increase) decrease in accounts receivable         (18,756)        4,611
       Decrease in prepaid expenses and deposits            7,742         6,258
       Increase in deferred assets                        (39,900)       (5,367)
       Increase (decrease) in accounts payable and
         accrued expenses                                   8,174      (105,932)
       Increase in accrued real estate taxes               62,407        61,604
       Increase  in refundable tenant deposits              9,901         5,742
                                                      -----------   -----------

           Total adjustments                              124,963        68,114
                                                      -----------   -----------

       Net cash provided by operating activities          250,227       176,249
                                                      -----------   -----------


CASH FLOWS FROM INVESTING ACTIVITIES -
    Net additions to investment property                   (5,652)      (22,733)
                                                      -----------   -----------


CASH FLOWS FROM FINANCING ACTIVITIES -
    Payments on mortgage notes payable                     (5,699)       (7,600)
                                                      -----------   -----------


NET INCREASE IN CASH AND CASH EQUIVALENTS                 238,876       145,916

CASH AND CASH EQUIVALENTS, beginning of period          1,237,294       804,739
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, end of period              $ 1,476,170   $   950,655
                                                      ===========   ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid during period for
interest                                                   25,663        23,328
                                                      ===========   ===========



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                   ------------------------------------------

NOTE A:

Refer to the Registrant's financial statements for the fiscal year ended December 31, 1999, which are contained in the Registrant's Annual report on Form 10-K, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below.

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund., L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibilities of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2000 and for all periods presented have been made. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by American Spectrum Midwest, formerly Nooney, Inc., a wholly-owned subsidiary of CGS Real Estate Company. Nooney Income Investments, Inc., a general partner, is a 75% owned subsidiary of S-P Properties, Inc. S-P Properties, Inc. is a wholly-owned subsidiary of CGS Real Estate Company.

NOTE D:

The earnings per limited partnership unit for the three months ended March 31, 2000 and 1999 was computed on 15,180 units, the number of units outstanding during the periods.

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

NOTE F:

The Registrant has no items of other comprehensive income, accordingly, net income and other comprehensive income are the same for all periods presented.

NOTE G:

The Partnership has two reportable operating segments: Leawood Fountain Plaza and Oak Grove Commons. In the first quarter of 1999, the Partnership's management evaluated performance of each segment based on profit or loss from operations before allocation of property writedowns, general and administrative expenses, unusual and extraordinary items, and interest. In 2000, the Partnership is evaluating each segment's operations including allocation of property writedowns.


                                                          Three Months Ended
                                                          ------------------
                                                        March 31,      March 31,
                                                          2000           1999
                                                        --------       ---------

Revenues:
    Leawood Fountain Plaza (76%)                        $265,263        $266,984
    Oak Grove Commons                                    252,218         231,658
                                                        --------        --------
                                                         517,481         498,642
                                                        ========        ========

Operating Profit:
    Leawood Fountain Plaza (76%)                        $ 68,086        $ 50,258
    Oak Grove Commons                                     82,284          58,854
                                                        --------        --------
                                                         150,370         109,112
                                                        ========        ========

Capital Expenditures:
    Leawood Fountain Plaza (76%)                        $  2,811        $ 13,174
    Oak Grove Commons                                      2,842           9,559
                                                        --------        --------
                                                           5,653          27,733
                                                        ========        ========

Depreciation and Amortization:
    Leawood Fountain Plaza (76%)                        $ 46,783        $ 75,653
    Oak Grove Commons                                     48,612          56,910
                                                        --------        --------
                                                          95,395         132,563
                                                        ========        ========

Assets:
    As of:                                    March 31, 2000   December 31, 1999
                                              --------------   -----------------

    Leawood Fountain Plaza (76%)                  $3,065,925          $2,998,208
    Oak Grove Commons                              3,597,525           3,498,609
                                                  ----------          ----------
                                                   6,663,450           6,496,817
                                                  ==========          ==========

Reconciliation of segment data to the Partnership's consolidated data follow:

                                                          Three Months Ended
                                                       -------------------------
                                                       March 31,       March 31,
                                                         2000            1999
                                                       --------        --------

Revenues:
    Segments                                           $ 517,481      $ 498,642
    Corporate and other                                      470          1,224
                                                       ---------      ---------
                                                         517,951        499,866
                                                       =========      =========


Operating profit:
    Segments                                           $ 150,370      $ 109,112
    Corporate and other income                               470          1,224
    General and administrative expenses                  (25,576)        (2,201)
                                                       ---------      ---------
                                                         125,264        108,135
                                                       =========      =========


Depreciation and Amortization
    Segments                                           $  95,395      $ 132,563
    Corporate and other                                      -0-        (31,365)
                                                       ---------      ---------
                                                          95,395        101,198
                                                       =========      =========


Assets:
    As of:                                     March 31, 2000  December 31, 1999
                                               --------------  -----------------

    Segments                                       $6,663,450         $6,496,817
    Corporate and other                               408,905            375,491
                                                   ----------         ----------
                                                    7,072,355          6,872,308
                                                   ==========         ==========

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
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

Liquidity and Capital Resources
-------------------------------

Cash on hand as of March 31, 2000 is $1,476,170 an increase of $238,876 from year end December 31, 1999. During the first quarter, net cash provided by operating activities was $250,227. Cash was used for payments on mortgage notes payable in the amount of $5,699 and capital additions were made in the amount of $5,652. The Registrant expects cashflow and cash on hand to adequately fund anticipated capital expenditures for the remainder of 2000. The anticipated capital expenditures are as follows:

                                  Leasing Capital  Other Capital      Total
                                  ---------------  -------------      -----

    Oak Grove Commons                $ 39,063        $ 85,000        $124,063
    Leawood Fountain Plaza (76%)      204,641             -0-         204,641
                                     --------        --------        --------

                                     $243,704        $ 85,000        $328,704
                                     ========        ========        ========

Oak Grove Commons' and Leawood Fountain Plaza's Leasing Capital includes funds for tenant alterations and lease commissions for new and renewal tenants. At Oak Grove Commons, Other Capital includes the restoration of mansard roofs over entry doors and masonry reconstruction. The Registrant reviews cash reserves on a regular basis prior to beginning scheduled capital improvements. In the event there is not adequate funds, the capital improvement will be postponed until such funds are available.

Results of Operations by Property
---------------------------------

The results of operations for the Registrant's properties for the quarters ended March 31, 2000 and 1999 are detailed in the schedule below. Expenses and revenues of the Registrant are excluded.

                                                Oak Grove       Leawood Fountain
                                                 Commons           Plaza (76%)
                                                 -------           -----------

      2000
      ----
    Revenues                                     $252,218           $265,263
    Expenses                                      169,934            197,177
                                                 --------           --------

    Net Income                                   $ 82,284           $ 68,086
                                                 ========           ========

      1999
      ----
    Revenues                                     $231,658           $266,984
    Expenses                                      172,804            216,726
                                                 --------           --------

    Net Income                                   $ 58,854           $ 50,258
                                                 ========           ========

Revenues for the quarters ended March 31, 2000 and 1999 at Oak Grove Commons were $252,218 and $231,658, respectively. The increase in revenues of $20,560 is primarily attributable to increases in rental revenues ($13,652), interest revenue (5,083), and common area maintenance revenue ($1,793). The increase in rental revenue is due to an increase in occupancy over that of prior year. Expenses at Oak Grove Commons remained relatively stable for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. The decrease of $2,870 in expenses is primarily attributable to decreases in depreciation and amoritzation ($8,297) and other operating expenses ($1,011). These decreases were partially offset by an increase in professional fees ($6,438). The increase in professional fees is primarily attributable to space planning fees incurred during the first quarter of 2000.

At Leawood Fountain Plaza, revenues remained consistent with only a $1,721 decrease when comparing the quarter ended 2000 to 1999. The decrease in revenue can primarily be attributed to decreases in escalation revenue ($2,007) and base rental revenue ($4,360), partially offset by an increase in interest revenue ($4,382). Expenses decreased $19,549 when comparing 2000 to 1999. The decrease in expenses is primarily attributable to decreases in depreciation and amortization ($28,870). These decreases were partially offset by increases in fire and crime prevention ($6,228) and various other operating epenses ($3,092). The decrease in depreciation and amortization is primarily due to fully amortized and depreciated assets.

The occupancy levels at the Registrant's properties during the first quarter of 2000 remained high. These high levels can be attributed to the Registrant's ability to lease space as it becomes available. The occupancy levels at the Registrant's properties are listed below.

                                       Occupancy levels as of March 31,
                                       --------------------------------

         Property                     2000           1999            1998
         --------                     ----           ----            ----

Oak Grove Commons                     100%            97%             89%
Leawood Fountain Plaza (76%)           93%            98%             90%

Occupancy at Oak Grove Commons remained stable at 100% during the first quarter of 2000. Leasing activity consisted of two new tenants occupying 5,936 square feet, two tenants renewing their leases for 5,221 square feet and two tenants vacating 5,936 square feet. Oak Grove Commons has no tenant occupying more than 10% of the available space.

During the first quarter of 2000, occupancy at Leawood Fountain Plaza remained stable at 93%. Leasing activity consisted of one new tenant occupying 1,946 square feet, two tenants renewing their leases for 2,927 square feet, and one tenant vacating 1,769 square feet. The property has two major tenants, one of whom occupies 14% of the available space whose lease expires in October 2001 and a second major tenant who occupies 10% of the available space whose lease expires in July 2004.

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

Results of Consolidated Operations 2000
---------------------------------------

As of March 31, 2000, the Registrant's consolidated revenues are $517,951, an increase of $18,085 when compared to quarter ended March 31, 1999. This increase in revenues can primarily be attributed to an increase in base rent at Oak Grove Commons and increases in interest revenue at both Leawood Fountain Plaza and Oak Grove Commons.

Consolidated expenses for the quarters ending March 31, 2000 and 1999 are $392,687 and $391,731 respectively. Although consolidated expenses only increased $956 when comparing the two three-month periods, the following fluctuation in expenses should be noted: increases in interest expense ($2,335), professional services ($7,157), cleaning expenses ($2,420), and payroll ($2,001), partially offset by decreases in depreciation and amortization ($5,803), snow removal ($4,352), and insurance ($3,087). The increase in professional services is due to space planning fees at Leawood Fountain Plaza, as mentioned previously in the property comparisons.

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

Inflation
---------

The effects of inflation did not have a material impact upon the Registrant's operation in fiscal 1999 and are not expected to materially affect the Registrant's operation in 2000.


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


                                    NOONEY INCOME FUND LTD., L.P.


Dated:    May 15, 2000              By:    Nooney Income Investments, Inc.
                                           General Partner


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