Form 10-Q
period 2000-06-30
NOONEY INCOME FUND LTD LP
filed 2000-08-14
CIK 725266

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                    FORM 10-Q
(Mark One)
  X      QUARTERLY  REPORT  PURSUANT  TO SECTION 13  OR 15(d) OF  THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 2000
                               -------------------------------------------------

                                       OR

         TRANSITION  REPORT PURSUANT  TO SECTION 13 OR  15(d) OF THE  SECURITIES
-----    EXCHANGE ACT OF 1934

For the transition period from ______________________to_________________________


                         Commission file number 0-13241
                                                -------

                         NOONEY INCOME FUND LTD., L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Missouri                                             43-1302570
-------------------------------                        -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

One Memorial Drive, Suite 1000, St. Louis, MO                   63102-2449
-----------------------------------------------        -------------------------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code        (314) 206-4600
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

PART I
Item 1 - Financial Statements:
-----------------------------

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                 BALANCE SHEETS
                                 --------------


                                                        June 30,
                                                          2000      December 31,
ASSETS:                                               (Unaudited)       1999
                                                      -----------   ------------

     Cash                                             $ 1,489,966    $ 1,237,294
     Accounts receivable                                  206,251        171,996
     Prepaid expenses and deposits                         23,062         14,948
     Investment property, at cost:
         Land and improvements                          1,946,169      1,946,169
         Buildings                                      8,733,893      8,654,403
                                                      -----------    -----------
                                                       10,680,062     10,600,572
         Less accumulated depreciation                  5,415,980      5,271,378
                                                      -----------    -----------
                                                        5,264,082      5,329,194
     Deferred expenses - at amortized cost                132,743        118,876
                                                      -----------    -----------
                                                      $ 7,116,104    $ 6,872,308
                                                      ===========    ===========


LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
     Accounts payable and accrued expenses            $    83,959    $    79,070
     Accrued real estate taxes                            184,526        185,415
     Mortgage notes payable                             1,113,603      1,125,002
     Refundable tenant deposits                           143,925        145,711
                                                      -----------    -----------
                                                        1,526,013      1,535,198

Partners' equity                                        5,590,091      5,337,110
                                                      -----------    -----------

                                                      $ 7,116,104    $ 6,872,308
                                                      ===========    ===========




                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                  ---------------------------------------------

                                   (UNAUDITED)
                                   -----------

                                               Three Months Ended       Six Months Ended
                                              June 30,    June 30,    June 30,    June 30,
                                                2000        1999        2000        1999
                                             ----------  ----------  ----------  ----------

REVENUES:
     Rental and other income                 $  529,049  $  522,341  $1,036,222  $1,022,205
     Interest                                     9,166           0      19,943           4
                                             ----------  ----------  ----------  ----------
                                                538,215     522,341   1,056,165   1,022,209

EXPENSES:
     Interest                                    26,641      21,826      52,304      45,155
     Depreciation and amortization              108,064     100,815     203,459     202,013
     Real estate taxes                           73,980      64,169     136,387     125,774
     Property management fees paid to
         American Spectrum Midwest               32,019      31,277      62,967      61,196
     Reimbursement to American Spectrum
         Midwest for partnership management
         services and indirect expenses           6,250       6,250      12,500      12,500
     Repairs & maintenance                       29,347      30,442      53,922      55,253
     Professional services                       25,506      41,019      52,288      60,643
     Utilities                                   29,512      24,984      58,780      52,248
     Cleaning                                    18,820      14,028      33,335      26,123
     Payroll                                     17,474      15,132      36,226      31,884
     Insurance                                    9,218      10,619      18,892      23,382
     Parking lot/landscaping                     15,605      27,470      23,380      33,115
     Office general                               5,310       9,330      12,324      15,863
     Vacancy expense                                716       5,583       3,257       9,385
     Other operating expenses                    12,036      15,293      43,163      55,436
                                             ----------  ----------  ----------  ----------

                                                410,498     418,237     803,184     809,970
                                             ----------  ----------  ----------  ----------

NET INCOME                                   $  127,717  $  104,104  $  252,981  $  212,239
                                             ==========  ==========  ==========  ==========
NET INCOME PER LIMITED
     PARTNERSHIP UNIT                        $     7.05  $     5.67  $    14.03  $    11.61
                                             ==========  ==========  ==========  ==========

PARTNERS' EQUITY:
     Beginning of period                     $5,462,374  $5,022,791  $5,337,110  $4,914,656
     Net income                                 127,717     104,104     252,981     212,239
                                             ----------  ----------  ----------  ----------

     End of period                           $5,590,091  $5,126,895  $5,590,091  $5,126,895
                                             ==========  ==========  ==========  ==========


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                             STATEMENTS OF CASH FLOW
                             -----------------------

                                   (UNAUDITED)
                                   -----------


                                                           Six Months Ended
                                                        June 30,      June 30,
                                                          2000          1999
                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                        $   252,981   $   212,239
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                      203,459       202,013

    Changes in assets and liabilities:
       Increase in accounts receivable                    (34,255)      (26,103)
       Increase in prepaid expenses                        (8,114)      (10,632)
       Increase in deferred expenses                      (38,323)      (19,769)
       Increase (decrease) in accounts payable              4,889       (56,156)
       (Decrease) increase in accrued real estate
         taxes                                               (889)          805
       (Decrease) increase in refundable tenant
         deposits                                          (1,786)       10,739
                                                      -----------   -----------

           Total adjustments                              124,981       100,897
                                                      -----------   -----------

       Net cash provided by operating activities          377,962       313,136
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
    Net additions to investment property                 (113,891)      (39,092)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES -
    Payments on mortgage notes payable                    (11,399)      (13,299)
                                                      -----------   -----------

NET INCREASE IN CASH                                      252,672       260,745
                                                      -----------   -----------

CASH
    Beginning of period                                 1,237,294       804,739
                                                      -----------   -----------

CASH
    End of period                                       1,489,966     1,065,484
                                                      ===========   -----------



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid during period for interest    $    52,304   $    45,155




                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------

                THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                -------------------------------------------------


NOTE A:

Refer to the Registrant's financial statements for the fiscal year ended December 31, 1999 which are contained in the Registrant's Annual report on Form 10-K, for a description of the accounting policies which have been continued without change except as noted below. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below.

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund., L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibilities of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2000 and for all periods presented have been made. The results of operations for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by American Spectrum Midwest (formerly Nooney, Inc.), a wholly-owned subsidiary of CGS Real Estate Company. Nooney Income Investments, Inc., a general partner, is a wholly-owned subsidiary of S-P Properties, Inc. S-P Properties, Inc is a wholly-owned subsidiary of CGS Real Estate Company.

NOTE D:

The earnings per limited partnership unit for the three and six month periods ended June 30, 2000 and 1999 were computed on 15,180 units, the number of units outstanding during the periods.

NOTE E:

CGS is continuing the process of developing a plan pursuant to which the properties owned by the Registrant would be combined with the properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers, and residential apartment properties. It is expected that the acquiror would in the future qualify as a real estate investment trust. Limited partners would receive shares of common stock in the acquiror which would be listed on a national securities exchange or the NASDAQ national market system.

NOTE F:

The Registrant has no items of other comprehensive income, accordingly, net income and other comprehensive income are the same.

NOTE G:

The Partnership has two reportable operating segments: Leawood Fountain Plaza and Oak Grove Commons. In the second quarter of 1999, the Partnership's management evaluated performance of each segment based on profit or loss from operations before allocation of property write downs, general and administrative expenses, unusual and extraordinary items, and interest. In 2000, the Partnership's management is evaluating performance on each segment in this same manner, in addition to including the allocation of property write downs.

                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                     2000        1999        2000        1999
                                     ----        ----        ----        ----
Revenues:
   Leawood Fountain Plaza (76%)   $  275,201  $  268,133  $  540,463  $  535,118
   Oak Grove Commons                 261,748     253,605     513,966     485,262
                                  ----------  ----------  ----------  ----------
                                     536,949     521,738   1,054,429   1,020,380
                                  ==========  ==========  ==========  ==========
Operating Profit:
   Leawood Fountain
   Plaza (76%)                    $   61,164  $   38,715  $  129,250  $   88,973
   Oak Grove Commons                  98,412      86,845     180,696     145,698
                                  ----------  ----------  ----------  ----------
                                     159,576     125,560     309,946     234,671
                                  ==========  ==========  ==========  ==========

Capital Expenditures:
   Leawood Fountain Plaza (76%)   $  102,834  $    7,600  $  105,645  $   20,773
   Oak Grove Commons                   5,404       8,760       8,246      18,319
                                  ----------  ----------  ----------  ----------
                                     108,238      16,360     113,891      39,092
                                  ==========  ==========  ==========  ==========

Depreciation and Amortization:
   Leawood Fountain Plaza (76%)   $   48,849  $   72,401  $   95,632  $  148,054
   Oak Grove Commons                  59,215      59,780     107,827     116,690
                                  ----------  ----------  ----------  ----------
                                     108,064     132,181     203,459     264,744
                                  ==========  ==========  ==========  ==========

Assets:
                                           June 30, 2000       December 31, 1999
                                           -------------       -----------------

Leawood Fountain Plaza (76%)                  $3,081,733              $2,998,208
Oak Grove Commons                              3,630,596               3,498,609
                                              ----------              ----------
                                               6,712,329               6,496,817
                                              ==========              ==========

Reconciliation of segment data to the Partnerships's consolidated data is as follows:

                             Three Months Ended           Six Months Ended
                                  June 30,                    June 30,
                             2000          1999          2000          1999
                             ----          ----          ----          ----
Revenues:
     Segments             $   536,949   $   521,738   $ 1,054,429   $ 1,020,380
     Corporate and other        1,266           603         1,736         1,829
                          -----------   -----------   -----------   -----------
                              538,215       522,341     1,056,165     1,022,209
                          ===========   ===========   ===========   ===========



Net Income:
     Segments             $   159,576   $   125,560   $   309,946   $   234,671
     Corporate and other
       income                   1,266           603         1,737         1,829
     General and admin
       expenses               (33,125)      (22,059)      (58,702)      (24,261)
                          -----------   -----------   -----------   -----------
     Net income               127,717       104,104       252,981       212,239
                          ===========   ===========   ===========   ===========

Depreciation and
  Amortization
     Segments             $   108,064   $   132,181   $   203,459   $   264,744
     Corporate and other            0       (31,366)            0       (62,731)
                          -----------   -----------   -----------   -----------
                              108,064       100,815       203,459       202,013
                          ===========   ===========   ===========   ===========

Assets:
                                      June 30, 2000           December 31, 1999
                                      -------------           -----------------

Segments                                 $6,712,329                  $6,496,817
Corporate and other                         403,775                     375,491
                                         ----------                  ----------
                                          7,116,104                   6,872,308
                                         ==========                  ==========

ITEM 7:  MANAGEMENT  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

Liquidity and Capital Resources
-------------------------------

Cash on hand as of June 30, 2000 is $1,489,966, an increase of $252,672 from the year ended December 31, 1999. For the six month period ended June 30, 2000 net cash provided by operating activities was $377,962. Cash was used for tenant improvements in the amount of $113,891 and payments on mortgage notes payable were made in the amount of $11,399. The Registrant expects the properties to adequately fund anticipated capital expenditures for the remainder of 2000. The anticipated capital expenditures are as follows:

                                      Other Capital  Leasing Capital     Total
                                      -------------  ---------------     -----

     Oak Grove Commons                   $ 85,000       $  2,703       $ 87,703
     Leawood Fountain Plaza (76%)               0         87,286         87,286
                                         --------       --------       --------
                                         $ 85,000       $ 89,989       $174,989
                                         ========       ========       ========

Oak Grove Commons' and Leawood Found Plaza's Leasing Capital includes funds for tenant alterations and lease commissions for new and renewal leases. Other Capital expenditures at Oak Grove Commons include the restoration of mansard roofs over entry doors and masonry reconstruction. The Registrant reviews cash reserves on a regular basis, prior to beginning scheduled capital improvements. In the event there is not adequate funds, the capital improvement will be postponed until such funds are available.

Results of Property Operations
------------------------------

The results of operations for the Registrant's properties for the quarters ended June 30, 2000 and 1999 are detailed in the schedule below. Expenses and revenues of the Registrant are excluded.

                                 Oak Grove Commons  Leawood Fountain Plaza (76%)
                                 -----------------  ----------------------------
     Second Quarter 2000
             Revenues                $261,748                $275,201
             Expenses                 163,336                 214,037
                                     --------                --------
             Net Income              $ 98,412                $ 61,164
                                     ========                ========

     Second Quarter 1999
             Revenues                $253,605                $268,133
             Expenses                 166,760                 229,418
                                     --------                --------
             Net Income              $ 86,845                $ 38,715
                                     ========                ========

For the quarter ended June 30, 2000 and 1999, Oak Grove Commons had net income of $98,412 and $86,845 respectively. This represents an increase in net income of $11,567. Revenues increased $8,143 when comparing the two quarters, primarily due to increases in base rental revenue ($5,876), interest income ($4,557), and termination fee revenue ($15,400). These increases were partially offset by a decrease in common area maintenance revenue ($17,597). The increased termination fee revenue can be attributed to the early lease vacate of a former tenant at the property. The decrease in common area maintenance revenues is related to lower incurred reimbursable expenses. Expenses at Oak Grove Commons were $163,336 for the quarter ended June 30, 2000 and $166,760 for the quarter ended June 30, 1999. The decrease in expenses of $3,424 can primarily be attributable to a decrease in real estate tax ($5,330), vacancy related expenses ($3,898), and parking lot expenses ($2,585), partially offset by increases in interest expense ($4,815), and bad debt expense ($3,308). The decrease in real estate tax expense is due to a decrease in the annual tax amount due based on the most recent property valuation.

At Leawood Fountain Plaza, net income increased from $38,715 for the quarter ended June 30, 1999 to $61,164 for the quarter ended June 30, 2000. This represents an increase in net income of $22,449. Revenues increased $7,068 primarily due to an increase in rental revenue ($5,366) and interest income
($3,367), partially offset by a decrease in escalation revenue ($1,743). Expenses for the quarter ended June 30, 1999 were $229,418 and expenses for the quarter ended June 30, 2000 were $214,037 representing a decrease in expenses of $15,381. This decrease in expenses is a result of decreases in parking lot expenses ($8,588), depreciation and amortization expense ($23,552), partially offset by an increase in real estate tax expense of ($15,141), and various other operating expenses ($1,618). The decrease in parking lot expense is due to parking lot sealing necessary in 1999 only. The decrease in depreciation and amortization is due to fully amortized assets. The increase in real estate tax expense can be attributed to appeal fees incurred by the Registrant in an effort to lower the valuation and corresponding annual tax.

The occupancy levels at the Registrant's properties during the second quarter of 1999 remained high. These high levels can be attributed to the Registrant's ability to lease space as it becomes available. The occupancy levels at the Registrant's properties are listed below.

                                           Occupancy levels as of June 30,
                                           -------------------------------
         Property                        2000            1999          1998
         --------                        ----            ----          ----

Oak Grove Commons                         98%             97%           98%
Leawood Fountain Plaza (76%)              98%             98%           94%

Occupancy at Oak Grove Commons decreased 2% during the second quarter to 98%. Leasing activity consisted of one tenant vacating their lease for 2,770 square feet and two renewed their leases for 6,759 square feet. Oak Grove Commons has no tenant occupying more than 10% of the available space.

During the second quarter of 2000, leasing activity at Leawood Fountain Plaza consisted of the Registrant renewing one lease for 946 square feet and the Registrant signing one new lease with a tenant for 4,470 square feet. The occupancy increased to 98% throughout the quarter. The property has two major tenants occupying 14% and 10% of the available space on leases which expire in October 2001 and July 2004, respectively.

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

2000 Comparison
---------------

At June 30, 2000, the Registrant's consolidated revenues for the quarter ended and six month period ended are $538,215 and $1,056,165, respectively. Revenues increased $15,874 and $33,956 when compared to the quarter and six month period ended June 30, 1999. The increase in revenues can primarily be attributable to increases in base rental revenue and interest income at both Oak Grove Commons and Leawood Fountain Plaza. An increase in Termination Fee revenue and a decrease in common area maintenance revenues were also reflected at Leawood Fountain Plaza, as previously addressed in the property comparisons.

Consolidated expenses for the quarter ended June 30, 2000 and the quarter ended June 30, 1999 are $410,948 and $418,237, respectively. For the six month period ended June 30, 2000 and the six month period ended June 30, 1999, consolidated expenses are $803,184 and 809,970, respectively. The decrease in expenses for the three month period in the amount of $7,739 can primarily be attributed to decreases in professional services expense ($15,513), insurance ($1,401), parking lot and landscaping expense ($11,865), office general expenses ($4,020), vacancy related expenses ($4,867), and other operating expenses ($3,257). These decreased expenses were partially offset by increases in interest expense
($4,815),  depreciation  and  amortization  ($7,249),  real  estate tax  expense
($9,811), utilities ($4,528), cleaning expense ($4,792), and payroll expense ($2,342). The decrease in professional services is due to lower legal costs incurred regarding partnership related matters. The decreases in parking lot and landscaping expenses and vacancy expenses, as well as the increases in interest expenses, depreciation and amortization, and real estate tax have all been previously addressed in the property comparisons. The decrease in expenses for the six month period in the amount of $6,786 can be attributable to decreases in repairs and maintenance related expenses ($1,331), professional services ($8,355),insurance ($4,490), parking lot and landscaping expenses ($9,735), office general expenses ($3,539), vacancy expense ($6,128), and other operating expense ($12,273). These decreased expenses were partially offset by increases in interest expense ($7,149), depreciation and amortization expense ($1,446), real estate tax expense ($10,613), management fees ($1,771), utilities ($6,532), cleaning expenses ($7,212), and payroll expenses ($4,342). The decrease in other operating expense is primarily due to decreases in snow removal and common area related expenses.

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

Consolidated expenses for the quarter ending June 30, 1999 and the quarter ended June 30, 1998 are $418,237 and $388,458, respectively. For the six month period ended June 30, 1999 and the six month period ended June 30, 1998, consolidated expenses are $809,970 and $740,372, respectively. The increase in expenses for the three month period of $29,779 can be attributable to management fees
($4,048), repairs and maintenance-building ($13,282), professional services ($17,410), payroll ($4,586), insurance ($2,783), and parking lot ($17,268).
These increases were partially offset by decreases in interest expense ($6,270), depreciation/amortization ($12,812), and vacancy expense ($8,741). The increase in repairs and maintenance is primarily due to additional interior and exterior work at Leawood Fountain Plaza. The additional professional services incurred during 2nd quarter 1999 are related to costs at the partnership level. The increase in parking lot and landscaping are mainly due to sealing work done at Leawood Fountain Plaza. The decrease in depreciation and amortization can be attributed to fully depreciated and amortized assets.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

              See Exhibit Index on Page 14


         (b) Reports on Form 8-K

              On April 17, 2000, the Registrant filed a report on Form 8-K which reported an Item 4, Changes in Registrant's Certifying Accountant


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           NOONEY INCOME FUND LTD., L.P.

Dated:    August 14, 2000                  By: Nooney Income Investments, Inc.
       ----------------------                  General Partner

                                           By: /s/ Gregory J. Nooney, Jr.
                                               -------------------------------
                                               Gregory J. Nooney, Jr.
                                               Vice Chairman

                                           By: /s/ Patricia A. Nooney
                                               -------------------------------
                                               Patricia A. Nooney
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