Form 10-Q
period 2000-09-30
NOONEY INCOME FUND LTD LP
filed 2000-11-14
CIK 725266

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                    FORM 10-Q
(Mark One)
  X      QUARTERLY  REPORT  PURSUANT  TO SECTION 13  OR 15(d) OF  THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 2000
                               -------------------------------------------------

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

PART I
Item 1 - Financial Statements:
-----------------------------

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                 BALANCE SHEETS
                                 --------------


                                                     Sept. 30,     December 31,
                                                       2000            1999
ASSETS:                                             (Unaudited)
                                                   ------------    ------------

     Cash and Cash Equivalents                     $  1,523,203    $  1,237,294
     Accounts receivable                                238,545         171,996
     Prepaid expenses and deposits                       54,242          14,948
     Investment property, at cost:
         Land                                         1,946,169       1,946,169
         Buildings and improvements                   8,740,173       8,654,403
                                                   ------------    ------------
                                                     10,686,342      10,600,572
         Less accumulated depreciation               (5,433,976)     (5,271,378)
                                                   ------------    ------------
                                                      5,252,366       5,329,194
     Deferred expenses - At amortized cost              133,316         118,876
                                                   ------------    ------------

                                                   $  7,201,672    $  6,872,308
                                                   ============    ============


LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
     Accounts payable and accrued expenses         $     58,895    $     79,070
     Accrued real estate taxes                          187,222         185,415
     Mortgage notes payable                           1,109,095       1,125,002
     Refundable tenant deposits                         133,649         145,711
                                                   ------------    ------------
                                                   $  1,488,861    $  1,535,198

Partners' Equity                                      5,712,811       5,337,110
                                                   ------------    ------------

                                                   $  7,201,672    $  6,872,308
                                                   ============    ============




                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                  ---------------------------------------------

                                   (UNAUDITED)
                                   -----------

                                               Three Months Ended      Nine Months Ended
                                              Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,
                                                2000        1999        2000        1999
                                             ----------  ----------  ----------  ----------
REVENUES:
     Rental and other income                 $  515,961  $  499,018  $1,548,875  $1,521,223
     Interest                                     4,702           0      24,646           4
                                             ----------  ----------  ----------  ----------
                                                520,663     499,018   1,573,521   1,521,227

EXPENSES:
     Interest                                    28,572      23,869      80,876      69,023
     Depreciation and amortization               94,240     104,008     297,699     306,021
     Real estate taxes                           62,407      61,128     198,794     186,902
     Property management fees paid to
         American Spectrum Midwest               30,767      29,783      93,734      90,978
     Reimbursement to American Spectrum
         Midwest for partnership management
         services and indirect expenses           6,250       6,250      18,750      18,750
     Repairs & maintenance                       30,096      22,461      84,019      77,716
     Professional services                       27,509      79,670      79,796     140,313
     Utilities                                   36,383      40,760      95,162      93,006
     Cleaning                                    12,642      16,232      45,977      42,355
     Payroll                                     20,486      17,598      36,693      49,482
     Insurance                                   12,879       9,633      31,772      33,014
     Parking lot/Landscaping                      9,755      21,009      33,135      54,122
     Vacancy Expense                                737       4,797       3,995      14,182
     Other operating expenses                    25,220      25,163      97,418      96,467
                                             ----------  ----------  ----------  ----------

                                                397,943     462,361   1,197,820   1,272,331
                                             ----------  ----------  ----------  ----------

NET INCOME                                   $  122,720  $   36,657  $  375,701  $  248,896
                                             ==========  ==========  ==========  ==========
NET INCOME PER LIMITED
     PARTNERSHIP UNIT                        $     6.79  $     1.59  $    20.82  $    13.13
                                             ==========  ==========  ==========  ==========

PARTNERS' EQUITY:
     Beginning of Period                     $5,590,091  $5,126,895  $5,337,110  $4,914,656
     Net Income                                 122,720      36,657     375,701     248,896
                                             ----------  ----------  ----------  ----------

     End of Period                           $5,712,811  $5,163,552  $5,712,811  $5,163,552
                                             ==========  ==========  ==========  ==========


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                             STATEMENTS OF CASH FLOW
                             -----------------------

                                   (UNAUDITED)
                                   -----------

                                                          Nine Months Ended
                                                        Sept.30,      Sept.30,
                                                          2000          1999
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                        $   375,701   $   248,896
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                      297,699       306,021

    Changes in assets and liabilities:
       Increase (decrease) in accounts receivable         (66,549)        5,505
       Increase in prepaid expenses and deposits          (39,294)       (4,358)
       Increase in deferred expenses                      (50,564)      (35,377)
       Decrease in accounts payable and accrued
         expenses                                         (20,175)      (75,135)
       Increase in accrued real estate taxes                1,807         3,023
       (Decrease) increase in refundable tenant
         deposits                                         (12,062)        6,643
                                                      -----------   -----------
    Total Adjustments                                     110,862       206,322
                                                      -----------   -----------

    Net cash provided by operating activities             486,563       455,218
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
       Net additions to investment property              (184,747)      (74,397)
                                                      -----------   -----------

Net cash from investing activities                       (184,747)      (74,397)

CASH FLOWS FROM FINANCING ACTIVITIES -
    Payments on mortgage notes payable                    (15,907)      (18,999)
                                                      -----------   -----------

    Net cash from financing activities                    (15,907)      (18,999)
                                                      -----------   -----------

NET INCREASE IN
    CASH AND CASH EQUIVALENTS                             285,909       361,822

CASH AND CASH EQUIVALENTS, beginning of period          1,237,294       804,739
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, end of period              $ 1,523,203   $ 1,166,561
                                                      ===========   ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid during period for interest    $    80,876   $    69,023
                                                      ===========   ===========


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------
                             (A LIMITED PARTNERSHIP)
                             -----------------------
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
             -------------------------------------------------------

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

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund Ltd., L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibilities of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2000 and for all periods presented have been made. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by American Spectrum Midwest (formerly Nooney, Inc.), a wholly-owned subsidiary of CGS Real Estate Company. Nooney Income Investments, Inc., a general partner, is a 75% owned subsidiary of S-P Properties, Inc. S-P Properties, Inc is a wholly-owned subsidiary of CGS Real Estate Company.

NOTE D:

The earnings per limited partnership unit for the three and nine months ended September 30, 2000 and 1999 was computed on 15,180 units, the number of units outstanding during the periods.

NOTE E:

CGS is continuing the process of developing a plan pursuant to which the properties owned by the Registrant would be combined with the properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers, and residential apartment properties. It is expected that the acquiror would in the future qualify as a real estate investment trust. Limited partners would receive shares of common stock in the acquiror which would be listed on a national securities exchange or the NASDAQ national market system. The transaction is subject to approval of the limited partners of the Registrant and portions of the other partnerships. The Registrant has filed a Registration Statement on S-4 relating to the solicitation of consents with the Security and Exchange Commission.

NOTE F:

The Registrant has no items of other comprehensive income, accordingly, net income and other comprehensive income are the same.

NOTE G:

The Partnership has two reportable operating segments: Leawood Fountain Plaza and Oak Grove Commons. The Partnership's management evaluates performance of each segment based on profit or loss from operations, including the allocation of property write downs, amortization of straight line base rent, general and administrative expenses, unusual and extraordinary items, and interest.

                                   Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                                     2000        1999        2000        1999
                                     ----        ----        ----        ----
Revenues:
    Leawood Fountain Plaza (76%)  $  275,555     261,301  $  816,018  $  796,419
    Oak Grove Commons                238,335     235,263     748,993     720,525
                                  ----------  ----------  ----------  ----------
                                     513,890     496,564   1,565,011   1,516,944
                                  ==========  ==========  ==========  ==========
Operating Profit:
    Leawood Fountain
    Plaza (76%)                   $   76,939  $   22,491  $  206,189  $  111,465
    Oak Grove Commons                 69,674      67,985     250,370     213,684
                                  ----------  ----------  ----------  ----------
                                     146,613      90,476     456,559     325,149
                                  ==========  ==========  ==========  ==========

Capital Expenditures:
    Leawood Fountain Plaza (76%)  $    7,866  $   35,306  $  113,511  $   56,079
    Oak Grove Commons                 62,990           0      71,236      18,318
                                  ----------  ----------  ----------  ----------
                                      70,856      35,306     184,747      74,397
                                  ==========  ==========  ==========  ==========

Depreciation and Amortization:
    Leawood Fountain Plaza (76%)  $   49,407  $   77,989  $  145,039  $  226,042
    Oak Grove Commons                 44,833      57,446     152,660     174,136
                                  ----------  ----------  ----------  ----------
                                      94,240     135,435     297,699     400,178
                                  ==========  ==========  ==========  ==========

Assets:
     As of:                           September 30, 2000       December 31, 1999
                                      ------------------       -----------------

     Leawood Fountain Plaza (76%)            $ 3,135,828             $ 2,998,208
     Oak Grove Commons                         3,601,074               3,498,609
                                               ---------               ---------
                                               6,736,902               6,496,817
                                               =========               =========

Reconciliation of segment data to the Partnerships's consolidated data follow:

                                   Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                                     2000        1999       2000        1999
                                     ----        ----       ----        ----
Revenues:
     Segments                     $  513,890  $  496,564  $1,565,011  $1,516,944
     Corporate and other               6,773       2,454       8,510       4,283
                                  ----------  ----------  ----------  ----------
                                     520,663     499,018   1,573,521   1,521,227
                                  ==========  ==========  ==========  ==========

                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                     2000        1999       2000        1999
                                     ----        ----       ----        ----
Operating Profit:
     Segments                     $ 146,613   $  90,476   $ 456,559   $ 325,149
     Corporate and other income       6,773       2,454       8,510       4,283
     General and admin expenses     (30,666)    (56,273)    (89,368)    (80,536)
                                  ---------   ---------   ---------   ---------
     Net Income                     122,720      36,657     375,701     248,896
                                  =========   =========   =========   =========

Depreciation and Amortization
     Segments                     $  94,240   $ 135,435   $ 297,699   $ 400,178
     Corporate and other                        (31,427)          0     (94,157)
                                  ---------   ---------   ---------   ---------
                                     94,240     104,008     297,699     306,021
                                  =========   =========   =========   =========


Assets:
     As of:                          September 30, 2000       December 31, 1999
                                     ------------------       -----------------

     Segments                               $ 6,736,902             $ 6,496,817
     Corporate and other                        464,770                 375,491
                                           ------------              ----------
                                              7,201,672               6,872,308
                                            ===========               =========


NOTE H:

In December 1999, the SEC (Security and Exchange Commission) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Registrant will adopt the accounting provisions of SAB 101 in the fourth quarter of 2000. Management believes that the implementation of SAB 101 will not have a significant effect on the Registrant's financial condition or results of operations.

NOTE I:

The Partnership stopped making distributions in 1999 although it had cash available for distribution. The cash was retained in anticipation of the consolidation transaction or liquidation of the fund as discussed in Note E.

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

Liquidity and Capital Resources
-------------------------------

Cash on hand as of September 30, 2000 is $1,523,203, an increase of $285,909 from year end December 31, 1999. For the nine month period ended September 30, 2000 net cash provided by operating activities was $486,563. Cash was used for tenant and capital improvements in the amount of $184,747 and payments on mortgage notes payable were made in the amount of $15,907. The Registrant anticipates the properties to adequately fund capital expenditures anticipated for the remainder of 2000. These capital expenditures are as follows:

                                         Leasing          Other
                                         Capital        Capital           Total
                                         -------        -------           -----

     Oak Grove Commons                   $     0        $29,538        $ 29,538
     Leawood Fountain Plaza (76%)         76,572              0          76,572
                                         -------        -------        --------
                                         $76,572        $29,538        $106,110
                                         =======        =======        ========

At Leawood Fountain Plaza, leasing capital includes funds for tenant alterations and lease commissions for new and renewal leases. The other capital anticipated at Oak Grove Commons is for the restoration of mansards and masonry construction. The Registrant reviews cash on a regular basis, prior to beginning scheduled capital improvements. In the event there is not adequate funds, the capital improvement will be postponed until such funds are available.

Results of Property Operations
------------------------------

The results of operations for the Registrant's properties for the quarters ended September 30, 2000 and 1999 are detailed in the schedule below. Expenses and revenues of the Registrant are excluded.

                                                              Leawood
                                              Oak Grove       Fountain
                                              Commons         Plaza (76%)
                                              ---------       -----------

         2000
         ----
         Revenues                              $238,335        $275,555
         Expenses                               168,661         198,616
                                               --------        --------
         Net Income                            $ 69,674        $ 76,939
                                               ========        ========

         1999
         ----
         Revenues                              $235,263        $261,301
         Expenses                               167,278         238,810
                                               --------        --------
         Net Income                            $ 67,985        $ 22,491
                                               ========        ========

For the quarter ended September 30, 2000 and 1999, Oak Grove Commons had net income of $69,674 and $67,985, respectively. This represents an increase in net income of $1,689. Revenues increased $3,072 primarily due to an increase in base rental revenue. Overall expenses remained consistent with only a $1,383 increase when comparing the two periods. Increases were reflected in interest expense ($4,703), bad debt expense ($5,371), repairs and maintenance related expenses
($7,895), and professional services ($5,987). These increases were partially offset by decreases in vacancy related expenses ($4,060), landscaping services ($5,427), and depreciation/amortization ($12,613). The increase in repairs and maintenance expenses can primarily be attributed to air-conditioning services through the summer months. The decrease in depreciation and amortization can primarily be attributed to fully amortized tenant alternations and lease commissions.

For the quarter ended September 30, 2000 and 1999, Leawood Fountain Plaza had net income of $76,939 and $22,491, respectively. This represents an increase in net income of $54,448. This can primarily be attributed to an increase in revenues and a decrease in expenses. The increase in revenues of $14,254 is primarily due to an increase in escalation revenue ($12,641) and interest income ($2,209). The increased 2000 escalation revenue is attributable to related higher 1999 escalatable expenses. The decrease in expenses of $39,694 is primarily due to decreases in depreciation and amortization expense ($28,582), landscaping expense ($5,292), and contract cleaning ($5,168). The decrease in depreciation and amortization is due to both fully amortized assets and the recording of contra-depreciation based on a previously recorded valuation allowance.

The occupancy levels at the Registrant's properties during the third quarter of 2000 remained high. These high levels can be attributed to the Registrant's ability to lease space as it becomes available. The occupancy levels at the Registrant's properties are listed below.
                                         Occupancy Levels at September 30,
                                         ---------------------------------
                 Property                  2000        1999         1998
                 --------                  ----        ----         ----

         Oak Grove Commons                 95%           94%        95%
         Leawood Fountain Plaza (76%)      89%           98%        95%

Occupancy at Oak Grove Commons decreased during the third quarter from 98% to 95%. Leasing activity consisted of two new tenants signing leases for 6,813 square feet, one tenant renewing their lease for 4,140 square feet, and one tenant vacating the property with square footage totaling 11,084. Oak Grove Commons has no tenant occupying more than 10% of the available space.

During the third quarter of 2000 occupancy at Leawood Fountain Plaza decreased 9%, to 89% during the quarter. Leasing activity consisted of one new tenant signing a lease for 1,654 square feet, the Registrant renewing three leases for 4,926 square feet, and five tenants vacating the property with square footage totaling 9,526 square feet. The property has two major tenants occupying 14% and 10% of the available space on leases which expire in October 2001 and July 2004, respectively.

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

Results of Consolidated Operations 2000
---------------------------------------

As of September 30, 2000, the Registrant's consolidated revenues for the three and nine-month periods were $520,663 and $1,573,521, respectively. Revenues for the same periods in 1999 were $499,018 and $1,521,227. Revenues increased $21,645 when comparing the three-month periods and $52,294 when comparing the nine-month periods. The increase in revenues for both the three and nine-month periods is primarily due to increases in base rental revenues at Oak Grove Commons and Leawood Fountain Plaza and escalation revenue at Leawood Fountain Plaza.

Consolidated expenses for the three-month periods ending September 30, 2000 and 1999 were $397,943 and $462,361, respectively, reflecting a decrease of $64,418. This decrease can primarily be attributed to decreases in depreciation and amortization expense ($9,768), professional services ($52,161), utility expense ($9,768), professional services ($52,161), utility expense ($4,377), contract cleaning ($3,590), landscaping expense ($11,254), and vacancy related expenses ($4,060). These decreases were partially offset by increases in interest expense ($4,703), real estate tax expense ($1,279), repairs & maintenance related expenses ($7,635), payroll ($2,888), and insurance ($3,246). The decrease in depreciation and amortization has been addressed in the previous property level comparisons. The decrease in professional services can primarily be attributed to property appraisals performed in the third quarter of 1999 and not in 2000. The decrease in landscaping expense can be attributed to decreases reflected at both of the Registrant's properties in 2000 due to less exterior improvements than those done in 1999.

Consolidated expenses for the nine-month periods ended September 30, 2000 and 1999 were $1,197,820 and $1,272,331, respectively, reflecting a decrease of $74,511 when comparing the two periods. This decrease can primarily be attributed to decreases in depreciation and amortization ($8,322), professional services ($60,517), payroll ($12,789), landscaping expenses ($20,987), vacancy related expenses ($10,187), and insurance expense ($1,242). These decreases were partially offset by increases in interest expense ($11,853), real estate tax expense ($11,892), management fee expense ($2,756), repairs and maintenance related expenses ($6,303), utility expense ($2,156), and contract cleaning expense ($3,622). The decrease in professional services is primarily due to appraisals performed in 1999 as mentioned above in the three-month period comparisons. The decrease in payroll is attributable to a change in personnel with lower wages than that of prior year at the Registrant's properties. The decrease in landscaping improvements has also been addressed above in the three-month comparisons. The increase in interest expense can be attributed to a higher prime interest rate throughout 2000. The increase in real estate tax expense is due to appeal fees incurred earlier in 2000 by Leawood Fountain Plaza in an effort to lower the valuation and corresponding annual tax.

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


                                       NOONEY INCOME FUND LTD., L.P.

Dated: November 14, 2000               By:     Nooney Income Investments, Inc.
      ------------------                       General Partner

                                       By: /s/ Gregory J. Nooney, Jr.
                                               ----------------------
                                               Gregory J. Nooney, Jr.
                                               Vice Chairman

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