Form 10-K405/A
period 2000-12-31
NOONEY INCOME FUND LTD LP
filed 2001-04-02
CIK 725266

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K
(Mark One)
___
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

For the fiscal year ended        December 31, 2000
                         -------------------------------------------------------

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

 X Indicate by check mark if disclosure of delinquent filers pursuant to Item --- 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of February 1, 2001 aggregate market value of the Registrant's units of limited partnership interest (which constitute voting securities under certain circumstances) held by non-affiliates of the Registrant was $15,180,000. (The aggregate market value was computed on the basis of the initial selling price of $1,000 per unit of limited partnership interest, using the number of units issued and outstanding on February 1, 2001, excluding the number of units beneficially owned by the General Partners or holders of 10% or more of the Registrant's limited partnership interests. The initial selling price of $1,000 per unit is not the current market value. Accurate pricing information is not available because the value of the units of limited partnership interests is not determinable since no active secondary market exists. The characterization of such General Partners and 10% holders as affiliates is for the purpose of this computation only and should not be construed as an admission for any other purpose that any such persons are, or other persons not so characterized are not, in fact, affiliates of the Registrant).

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

The  Registrant  has  no  employees.   Property   management  services  for  the
Registrant's investment properties are provided by American Spectrum Midwest, an affiliate of the corporate General Partner.

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

The Registrant's participation in this plan will require the consent of its limited partners. A registration statement has been filed with the Securities and Exchange Commission with respect to this plan. The plan and the benefits and risks thereof will be described in detail in the final prospectus/consent solicitation statement included in the registration statement filed under the Securities Act of 1933 at the time it is declared effective by the Securities and Exchange Commission. Following effectiveness, solicitation materials will be provided to limited partners in connection with the solicitation of the consent of the limited partners. There can be no assurances that the plan described above will be consummated.

ITEM 2:  PROPERTIES
-------------------

On January 24, 1984, the Registrant purchased Oak Grove Commons, an office/warehouse complex located on Brook Drive in the city of Downers Grove, Illinois, a suburb of Chicago. The purchase price of the complex was $5,218,569. Oak Grove Commons consists of three adjoining single-story buildings constructed of brick veneer with concrete block backing which contain a total of approximately 137,000 net rentable square feet and are located on a 7.6 acre site which provides paved parking for 303 cars. The complex, which is 40% office space and 60% bulk warehouse, was 81% leased by 26 tenants at December 31, 2000.

On February 20, 1985, the Registrant acquired a 76% interest as a tenant in common in Leawood Fountain Plaza, a three building office complex in Leawood, Kansas. Constructed in two phases in 1982 and 1983, the buildings contain approximately 30,000, 29,000 and 26,000 net rentable square feet, respectively, or an aggregate of approximately 85,000 net rentable square feet of office space. Paved parking is provided for 403 cars. The purchase price of the complex was $9,626,576, of which $7,316,197 was paid by the Registrant for its 76% interest. The remaining 24% interest was purchased by Nooney Income Fund Ltd. II, L.P., an affiliate of the Registrant, as the other tenant in common. All costs and revenues attributable to the operation of the complex are shared by the Registrant and Nooney Income Fund Ltd. II, L.P. in proportion to their respective percentage interests. The complex was 89% leased by 35 tenants at December 31, 2000.

Reference is made to Note 3 of Notes to Financial  Statements  filed herewith as
Exhibit 99.3 in response to Item 8 for a description of the indebtedness secured by the Registrant's real property investments.

The following table sets forth certain information as of December 31, 2000, relating to the properties owned by the Registrant.

                                   AVERAGE
                                  ANNUALIZED                     PRINCIPAL
                       TOTAL      EFFECTIVE                     TENANTS OVER
            SQUARE   ANNUALIZED  BASE RENT PER   PERCENT       10% OF PROPERTY             LEASE
PROPERTY     FEET    BASE RENT*   SQUARE FOOT     LEASED       SQUARE FOOTAGE            EXPIRATION
--------    ------   ----------  -------------   -------       ---------------           ----------

Oak Grove
Commons     137,000   $  792,793     $ 7.14         81%       None

Leawood
Fountain                                                      Midwest Mechanical (14%)       2001
Plaza        86,000   $1,348,759     $17.62         89%       Family Medical Care of Kansas
                                                              City (11%)                     2004

* Represents 100% of Base Rent. Registrant has 76% ownership in Leawood Fountain Plaza


ITEM 3:  LEGAL PROCEEDINGS
--------------------------

The Registrant is not a party to any material pending legal proceedings.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.


                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

As of February 1, 2001, there were 1,074 record holders of units of Limited Partnership Interest in the Registrant. There is no public market for the Interests and it is not anticipated that a public market will develop.

There were no cash distributions paid to the Limited Partners during fiscal 1999, or 2000. The partnership stopped making distributions in 1999 although it had cash available for distribution. The cash was retained in anticipation of a consolidation transaction or liquidation of the fund.

ITEM 6:  SELECTED FINANCIAL DATA
--------------------------------

                                                                           Year Ended December 31
                                                        ----------------------------------------------------------
                                                           2000        1999        1998        1997        1996
                                                        ----------  ----------   ---------  ----------  ----------
                                                        (Not covered by report of independent public accountants)

Rental and other income                                 $2,046,376  $2,086,824  $1,851,792  $1,772,253  $1,778,074
Net income                                                 275,431     422,454     233,141     193,131     175,285
Data per limited partnership unit:
   Net income                                                17.96       27.55       12.72       10.74        9.57
   Cash distributions - investment income                     --          --         12.72       10.74        9.57
   Cash distributions - return of capital                     --          --         12.28        8.01        9.18
Weighted average limited partnership units outstanding      15,180      15,180      15,180      15,180      15,180
At year-end:
   Total assets                                          7,118,195   6,872,308   6,562,586   6,713,495   6,883,366
   Investment property, net                              5,177,211   5,329,194   5,537,118   5,661,355   5,835,751
   Mortgage note payable                                 1,103,395   1,125,002   1,149,701   1,197,000   1,261,800
   Partners' equity                                      5,612,541   5,337,110   4,914,656   5,103,333   5,226,492



See Item 7: Management's Discussion and Analysis for discussion of comparability of items.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

Liquidity and Capital Resources
-------------------------------

Cash on hand as of December 31, 2000 was $843,093, a decrease of $394,201 from the year ended December 31, 1999. The decrease in cash can primarily be attributed to the Registrant having advanced more than its proportionate share of the costs relating to the formation of the real estate investment trust currently being formed by affiliates of the general partner. To the extent that expenses advanced by the Registrant exceed its proportionate share, the Registrant will receive a credit for any excess portion in determining the shares in the real estate investment trust to be issued to partners in the Registrant. If the transaction is not consummated, the general partner of the Registrant will reimburse the Registrant for expenses incurred by the Registrant in connection with the transaction. The Registrant expects the capital expenditures during the year 2001 will be adequately funded by current cash reserves and the properties' operating cash flow. The anticipated capital expenditures in 2001 by property are as follows:

                                          Other      Leasing
                                         Capital     Capital        Total
                                         --------------------------------

Oak Grove Commons                       $ 15,400     $ 85,556     $100,956
Leawood Fountain Plaza (76%)              28,652      196,988      225,640
                                        --------     --------     --------
                                        $ 44,052     $282,544     $326,596
                                        ========     ========     ========

At Oak Grove Commons and Leawood Fountain Plaza, leasing capital has been budgeted for tenant improvements and lease commissions for new and renewal tenants. The other capital at Oak Grove Commons has been budgeted for the installation of new drainage tile. The other capital at Leawood Fountain Plaza has been budgeted for the replacement of concrete curbs and sidewalks, as well as the replacement of exterior window frames at one of the buildings.

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

Results of Operations
---------------------

The results of operations for the Registrant's properties for the years ended December 31, 2000, 1999 and 1998 are detailed in the schedule below. Expenses of the Registrant are excluded.

                                    Oak Grove         Leawood Fountain
                                     Commons             Plaza (76%)
                                     -------             -----------
     2000
     ----

     Revenues                       $  965,830            $1,122,011
     Expenses                          762,712               936,949
                                    ----------            ----------
     Net Income                     $  203,118            $   85,062
                                    ==========            ==========

     1999
     ----

     Revenues                       $  962,519            $1,139,297
     Expenses                          650,142               847,391
                                    ----------            ----------
     Net Income                     $  312,377            $  291,906
                                    ==========            ==========

     1998
     ----

     Revenues                       $  879,643            $  974,977
     Expenses                          745,030               835,485
                                    ----------            ----------
     Net Income                     $  134,613            $  139,492
                                    ==========            ==========

2000 Comparisons By Property

At Oak Grove Commons, revenues increased $3,311 primarily due to increases in interest income ($8,714), real estate tax reimbursement ($3,667), and cancellation/termination fees ($17,035). These increases were partially offset by decreases in base rental revenue ($13,067) and common area maintenance reimbursements ($13,720). Expenses at Oak Grove Commons increased from the prior year in the amount of $112,570. This can primarily be attributed to increases reflected in interest expense ($14,920), and amortization expense ($57,634), bad debt expense ($43,534), and legal/professional fees ($18,070). These increases were partially offset by decreases in repairs and maintenance related expenses ($7,155), real estate tax expense ($7,073), and vacancy related expenses ($9,919). The increase in interest expense can be attributed to higher interest rates in 2000. The increase in amortization expense is due primarily to having to fully amortize certain lease commissions and tenant alterations for tenants that vacated prior to the executed expiration date of their lease to remove those related assets. The increase in bad debt expense can be attributed to amounts considered uncollectible for former tenants by the property manager. The increase in legal and professional fees can also primarily be attributed to the early termination of certain leases. Oak Grove Commons has a first mortgage with a floating rate of LIBOR + 3%. The loan balance as of December 31, 2000 was $1,103,395. The loan matures July 1, 2001.

At Leawood Fountain Plaza, revenues decreased ($17,286) when comparing 2000 year-end results to the prior year. The decrease in revenue can primarily be attributed to a decrease in escalation revenues ($20,109). This decrease was partially offset by an increase in other revenues ($2,453). The decrease in escalation revenue can be attributed to the basis for tenant reimbursable expenses being lower than that of the prior year. Expenses increased $89,558 when compared to the prior year. Increases were reflected in real estate tax expense ($55,173) and bad debt expense ($73,937). These increases were partially offset by decreases in heating, ventilation, and air-conditioning expense ($9,244), landscaping expense ($5,807), and amortization expense ($27,280). The increased real estate tax expense is due to the significant increase in the 2000 annual real estate tax due for the property. An outside tax consulting service is currently working on the reduction of the property assessment which could result in future refunds. The increase in bad debt expense is due to the recording of an allowance for all receivables ninety days and over. This allowance entry was not recorded in 1999. The decrease in amortization expense can primarily be attributed to fully amortized lease level assets.

The occupancy rates as of December 31 are as follows:

                                          2000       1999         1998
                                          ----------------------------

               Oak Grove Commons           81%       100%          95%
               Leawood Fountain Plaza      89%        93%          97%

During the fourth quarter, the occupancy level at Oak Grove Commons decreased to 81%. During the quarter, three new tenants leased 14,293 square feet, one tenant renewed its lease for 3,833 square feet, and four tenants vacated leases which occupied 32,798 square feet. For the year, leasing activity consisted of seven new leases for tenants occupying 27,042 square feet, six tenants renewing their leases for 19,953 square feet, and eight tenants vacating 52,588 square feet. The property lost two of the larger tenants during 2000, the largest being lost prematurely to bankruptcy. The Registrant is currently actively seeking new tenants and does not anticipate long-term problems leasing the remaining vacant space. Oak Grove Commons has no tenants who occupy more than 10% of the available space.

During the fourth quarter at Leawood Fountain Plaza, occupancy remained stable at 89%. There was no leasing activity during the quarter. During the year, the Registrant signed three new leases for 8,070 square feet, renewed six tenants' leases for 8,799 square feet, and six tenants vacated 11,295 square feet. The property has two major tenants, one who occupies 14% of the space with a lease which expires in October 2001 and the other major tenant occupies 11% of the space with a lease which expires in July 2004.

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

2000 Comparisons
----------------

Consolidated revenues for the Registrant were $2,086,963 for the year ended 2000 and $2,115,814 for the year ended 1999. The consolidated revenues decreased $28,851 when compared to the prior year. This decrease in revenue was primarily due to decreases in occupancy and related tenant revenues at both of the Registrant's properties. These decreases were partially offset by an increase in interest income. The Registrant's consolidated expenses were $1,811,532 and $1,693,360 for the years ended December 31, 2000, and December 31, 1999, respectively, a difference of $118,172. The increase in consolidated expenses is due to increases in interest expense ($14,920), depreciation and amortization expense ($44,629), real estate tax expense ($48,100), utility expense ($6,717), and other operating expenses ($8,920). These increases were partially offset by decreases in repairs and maintenance related expense ($3,092), and management fee expense ($2,022). The increase in interest can be attributed to higher interest rates in 2000. The increase in depreciation and amortization expense is due to increased amortization recorded in 2000 at both of the Registrant's properties. The increased real estate tax expense is primarily due to the significant increase in real estate tax for 2000 at Leawood Fountain Plaza. Net income for 2000 decreased $147,023 when compared to the prior year. Cash flow provided by operations was $707,719 for the year ended 2000 as compared to cash flow provided from operations of $615,393 for the year ended 1999. The Registrant funded capital expenditures of $232,413, and reduced Oak Grove Commons' debt by $21,607. The large amount of net cash used can be attributed to the Registrant advancing more than its proportionate share of the costs relating to the formation of the real estate investment trust as previously discussed in the Liquidity and Capital Resources section.

1999 Comparisons
----------------

Consolidated revenues for the Registrant were $2,115,814 for the year ended 1999 and $1,867,865 for the year ended 1998. The consolidated revenues increased $247,949 when comparing the two year-end periods. This increase is primarily due to an increase in base rental revenue at Oak Grove Commons and increases in both base rental and escalation revenues at Leawood Fountain Plaza. The Registrant's consolidated expenses were $1,693,360 and $1,634,724 for the years ended December 31, 1999 and 1998, respectively. Consolidated expenses increased $58,636 when comparing the two year-end periods, due to increases in management fees ($13,708), repairs and maintenance related expenses ($99,045), utilities ($5,575), and real estate taxes ($3,312). These increases were partially offset by decreases in interest expense ($13,284), depreciation and amortization ($30,544), and other operating expenses ($19,176). The increase in repairs and maintenance related expenses is primarily due to the upgrades and repairs at Leawood Fountain Plaza for roof repairs and skylight replacement. The decrease in depreciation and amortization is attributed to fully depreciated and amortized assets. The decrease in other operating expenses is primarily due to a decrease in common area and fire/crime prevention expenses at Oak Grove Commons. Net income in 1999 increased $189,313 when comparing to prior year. Cash flow provided from operations was $615,393 for the year ended 1999, as compared to

$679,538 for the year ended 1998. The cash flow provided during 1999 allowed the Registrant to fund capital expenditures of $158,139 and reduce the debt for Oak Grove Commons by $24,699.

Inflation
---------

The effects of inflation did not have a material impact upon the Registrant's operations in fiscal years 2000, l999 and 1998 and are not expected to materially affect the Registrant's operation in 2000.

Interest Rates
--------------

Interest rates on floating rate debt fluctuated throughout 1999 and 2000. Future increases in the prime interest rate can adversely affect the operations of the Registrant.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The Registrant considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Registrant had no holdings of derivative financial or commodity instruments at December 31, 2000. A review of the Registrant's other financial instruments and risk exposures at that date revealed that the Registrant had minor exposure to interest rate risk due to the floating rate first mortgage debt of $1,103,395. The Registrant utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Registrant's financial position, results of operations or cash flows.

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

During 2000, no cash distributions were paid to the General Partners by the Registrant.

See Item 13 below for a discussion of transactions between the Registrant and certain affiliates of the General Partners.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------ -----------

(a) Security Ownership of Certain Beneficial Owners.

   Title             Name of              Amount and Nature of      Percentage
 of Class        Beneficial Owner         Beneficial Ownership       of Class
 --------        ----------------         --------------------      ----------

  Limited      CGS Real Estate Company          2064 Units            13.60%
Partnership
 Interests

CGS is located at 1800 Deere St., Santa Ana, California  92705.

(b)  Security Ownership of Management.

None of the General Partners is known to the Registrant to be the beneficial owner, either directly or indirectly, of any Interests in the Registrant.

(c)  Changes in Control.

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------

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

American Spectrum Midwest, the manager of the Registrant's properties, is a wholly-owned subsidiary of CGS Real Estate Company, an affiliate of the General Partner. American Spectrum Midwest is entitled to receive monthly compensation from the Registrant for property management and leasing services, plus administrative expenses. During fiscal 2000 the Registrant paid property management fees of $123,292 to American Spectrum Midwest and $25,000 as reimbursement for indirect expenses incurred in connection with management of the Registrant.

(b)  Certain Business Relationships.

The relationship of certain of the General Partners to certain of their affiliates is set forth in Item 13(a) above. Also see Item 13(a) above for a discussion of amounts paid by the Registrant to the General Partners or their affiliates during the year ended December 31, 2000, in connection with various transactions.

(c)  Indebtedness of Management.

Not Applicable.

(d)  Transactions with promoters.

Not Applicable.

                                     PART IV
                                     -------



ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
------------------------------------------------------------------------

(a)      The following documents are filed as a part of this report:

             1.  Financial Statements (filed herewith as Exhibit 99.3):

                 Report of Independent Public Accountants
                 Balance sheets
                 Statements of operations
                 Statements of partners' equity (deficit)
                 Statements of cash flows
                 Notes to financial statements


             2.  Financial Statement Schedules (filed herewith as Exhibit 99.3):

                 Schedule II - Valuation and Qualifying Accounts

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

                                          NOONEY INCOME FUND LTD., L.P.


Date:        March 30, 2001               Nooney Income Investments, Inc.
      -----------------------------       General Partner



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


Date:        March 30, 2001               By: /s/ William J. Carden
      ----------------------------        --------------------------------------
                                               William J. Carden
                                               Chairman of the Board and
                                               Chief Executive Officer

Date:        March 30, 2001               By: /s/ Gregory J. Nooney, Jr.
      ----------------------------        --------------------------------------
                                               Gregory J. Nooney, Jr.
                                               Director

Date:        March 30, 2001               By: /s/ Thomas N. Thurber
      ----------------------------        --------------------------------------
                                               Thomas N. Thurber
                                               Director

                                  EXHIBIT INDEX
                                  -------------


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