Form 10-Q
period 2001-03-31
NOONEY INCOME FUND LTD LP
filed 2001-05-15
CIK 725266

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                    FORM 10-Q
(Mark One)
  X      QUARTERLY  REPORT  PURSUANT  TO SECTION 13  OR 15(d) OF  THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2001
                               -------------------------------------------------

                                       OR

         TRANSITION  REPORT PURSUANT  TO SECTION 13 OR  15(d) OF THE  SECURITIES
-----    EXCHANGE ACT OF 1934

For the transition period from ______________________to_________________________


                         Commission file number 0-13241
                                                -------

                         NOONEY INCOME FUND LTD., L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Missouri                                             43-1302570
-------------------------------                        -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

One Memorial Drive, Suite 675, St. Louis, Missouri                63102
--------------------------------------------------     -------------------------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code        (314) 206-4600
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

PART I
Item 1 - Financial Statements:
-----------------------------

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                 BALANCE SHEETS
                                 --------------


                                                       March 31,    December 31,
                                                          2001          2000
                                                      (Unaudited)   ------------
                                                      -----------
ASSETS:

     Cash and cash equivalents                        $   521,813    $   843,093
     Accounts receivable                                  123,498        115,445
     Prepaid expenses and deposits                          6,382         14,192
     Accounts receivable affiliates                     1,404,541        847,900
     Investment property, at cost:
         Land                                           1,946,169      1,946,169
         Buildings and improvements                     8,681,363      8,663,925
                                                      -----------    -----------
                                                       10,627,532     10,610,094
         Less accumulated depreciation                  5,524,281      5,432,883
                                                      -----------    -----------
                                                        5,103,251      5,177,211
     Deferred expenses - at amortized cost                133,189        120,354
                                                      -----------    -----------

                                                      $ 7,292,674    $ 7,118,195
                                                      ===========    ===========


LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
     Accounts payable and accrued expenses            $    81,158    $    66,423
     Accrued real estate taxes                            276,968        204,549
     Mortgage notes payable                             1,097,695      1,103,395
     Refundable tenant deposits                           146,756        131,287
                                                      -----------    -----------
                                                        1,602,577      1,505,654

Partners' equity                                        5,690,097      5,612,541
                                                      -----------    -----------
                                                      $ 7,292,674    $ 7,118,195
                                                      ===========    ===========




                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                  ---------------------------------------------

                                   (UNAUDITED)
                                   -----------
                                                           Three Months Ended
                                                         -----------------------

                                                         March 31,     March 31,
                                                           2001          2000
                                                         ---------     ---------

REVENUES:
     Rental and other income                            $  495,417    $  507,173
     Interest                                                5,567        10,778
                                                        ----------    ----------
                                                           500,984       517,951
                                                        ----------    ----------

EXPENSES:
     Interest                                               24,572        25,663
     Depreciation and amortization                         111,110        95,395
     Real estate taxes                                      72,419        62,407
     Property management fees paid to
         American Spectrum Midwest                          23,627        30,949
     Reimbursement to American Spectrum Midwest
         for partnership management services
         and indirect expenses                               6,250         6,250
     Repairs & maintenance                                  19,665        24,671
     Professional services                                  21,993        26,781
     Utilities                                              29,503        27,997
     Cleaning                                               13,437        14,515
     Payroll                                                19,147        18,752
     Snow removal                                           18,272        14,083
     Insurance                                              11,967         9,675
     Other operating expenses                               51,466        35,549
                                                        ----------    ----------
                                                           423,428       392,687
                                                        ----------    ----------

NET INCOME                                              $   77,556    $  125,264
                                                        ==========    ==========
NET INCOME PER LIMITED
     PARTNERSHIP UNIT                                   $     4.00    $     6.98
                                                        ==========    ==========

PARTNERS' EQUITY:
     Beginning of period                                $5,612,541    $5,337,110
     Net income                                             77,556       125,264
                                                        ----------    ----------

     End of period                                      $5,690,097    $5,462,374
                                                        ==========    ==========


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------
                             (A LIMITED PARTNERSHIP)
                             -----------------------
                             STATEMENTS OF CASH FLOW
                             -----------------------
                                   (UNAUDITED)
                                   -----------

                                                         Three Months Ended
                                                      -------------------------

                                                        March 31,     March 31,
                                                          2001          2000
                                                      -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                        $    77,556   $   125,264
    Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
       Depreciation and amortization                      111,110        95,395

    Changes in assets and liabilities:
       Increase in accounts receivable                     (8,053)      (18,756)
       Decrease in prepaid expenses and deposits            7,810         7,742
       Increase in deferred assets                        (32,547)      (39,900)
       Increase in accounts payable and accrued
         expenses                                          14,735         8,174
       Increase in accrued real estate taxes               72,419        62,407
       Increase  in refundable tenant deposits             15,469         9,901
                                                      -----------   -----------

           Total adjustments                              180,943       124,963
                                                      -----------   -----------

       Net cash provided by operating activities          258,499       250,227
                                                      -----------   -----------


CASH FLOWS FROM INVESTING ACTIVITIES -
    Net additions to investment property                  (17,438)       (5,652)
                                                      -----------   -----------

NET CASH USED IN FINANCING ACTIVITIES                    (562,341)            0

CASH FLOWS FROM FINANCING ACTIVITIES -
    Receivable from Affiliates                           (556,641)            0
    Payments on mortgage notes payable                     (5,700)       (5,699)
                                                      -----------   -----------

NET (DECREASE) INCREASE IN CASH                          (321,280)      238,876
    AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, beginning of period            843,093     1,237,294
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, end of period              $   521,813   $ 1,476,170
                                                      ===========   ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid during period for
  interest                                                 24,572        25,663
                                                      ===========   ===========


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------
                             (A LIMITED PARTNERSHIP)
                             -----------------------
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                   ------------------------------------------

NOTE A:

Refer to the Registrant's financial statements for the fiscal year ended December 31, 2000, which are contained in the Registrant's Annual report on Form 10-K, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below.

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund., L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibilities of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2001 and for all periods presented have been made. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by American Spectrum Midwest, a wholly-owned subsidiary of CGS Real Estate Company. Nooney Income Investments, Inc., a general partner, is a 75% owned subsidiary of S-P Properties, Inc. S-P Properties, Inc. is a wholly-owned subsidiary of CGS Real Estate Company.

NOTE D:

The earnings per limited partnership unit for the three months ended March 31, 2001 and 2000 was computed on 15,180 units, the number of units outstanding during the periods.

NOTE E:

CGS Real Estate Company, Inc. ("CGS"), an affiliate of the corporate general partner of the Registrant, is continuing the development of a plan pursuant to which the properties owned by the Registrant would be combined with the properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers, and residential apartment properties. It is expected that the acquiror, American Spectrum Realty, Inc. ("ASR"), would in the future qualify as a real estate investment trust. Limited partners would receive shares of common stock in ASR which would be listed on a national securities exchange.

The Registrant's participation in this plan will require the consent of its limited partners. ASR filed a registration statement on Form S-4 August 14, 2000 relating to the solicitation of consents with the SEC. The registration statement was amended February 14, 2001 and April 24, 2001. The plan and the benefits and risks thereof will be described in detail in the final prospectus/consent solicitation statement included in the registration statement filed under the Securities Act of 1933 at the time it is declared effective by the Securities and Exchange Commission. Following effectiveness, solicitation materials will be provided to limited partners in connection with the solicitation of the consent of the limited partners. There can be no assurances that the plan described above will be consummated.

The Partnership has paid a total of $1,404,541 in expenses relating to the impending transaction. These costs, which represent more than the Registrant's proportionate share, primarily relate to professional fees and are recorded as Accounts receivable affiliates. When the transaction is finalized, the Partnership will be compensated with additional stock. If the transaction is terminated, the Partnership will be reimbursed by CGS for all costs incurred.

NOTE F:

The Registrant has no items of other comprehensive income, accordingly, net income and other comprehensive income are the same for all periods presented.

NOTE G:

The Partnership has two reportable operating segments: Leawood Fountain Plaza and Oak Grove Commons. The Registrant has a 100% ownership in Oak Grove Commons and a 76% ownership in Leawood Fountain Plaza. The remaining 24% interest is owned by Nooney Income Fund Ltd., II, L.P., an affiliate of the Registrant, as the other tenant in common. The Partnership's management evaluated performance of each segment based on profit or loss from operations including the allocation of property writedowns, general and administrative expenses, unusual and extraordinary items, and interest.

                                                           Three Months Ended
                                                        ------------------------
                                                        March 31,      March 31,
                                                          2001           2000
                                                        ---------      ---------
Revenues:
    Leawood Fountain Plaza (76%)                        $282,080        $265,263
    Oak Grove Commons                                    219,844         252,218
                                                        --------        --------
                                                         501,924         517,481
                                                        ========        ========

Operating Profit:
    Leawood Fountain Plaza (76%)                        $ 65,407        $ 68,086
    Oak Grove Commons                                     38,355          82,284
                                                        --------        --------
                                                         103,762         150,370
                                                        ========        ========

Capital Expenditures:
    Leawood Fountain Plaza (76%)                        $  4,560        $  2,811
    Oak Grove Commons                                     12,878           2,842
                                                        --------        --------
                                                          17,438           5,653
                                                        ========        ========

Depreciation and Amortization:
    Leawood Fountain Plaza (76%)                        $ 65,847        $ 46,783
    Oak Grove Commons                                     45,263          48,612
                                                        --------        --------
                                                         111,110          95,395
                                                        ========        ========

Assets:
    As of:                                    March 31, 2001   December 31, 2000
                                              --------------   -----------------

    Leawood Fountain Plaza (76%)                  $1,024,974          $  898,044
    Oak Grove Commons                              4,290,107           4,195,561
                                                  ----------          ----------
                                                   5,315,081           5,093,605
                                                  ==========          ==========

Reconciliation of segment data to the Partnership's consolidated data follow:

                                                           Three Months Ended
                                                        ------------------------
                                                        March 31,      March 31,
                                                          2001           2000
                                                        ---------      ---------
Revenues:
    Segments                                           $ 501,924      $ 517,481
    Corporate and other                                     (940)           470
                                                       ---------      ---------
                                                         500,984        517,951
                                                       =========      =========


Operating profit:
    Segments                                           $ 103,762      $ 150,370
    Corporate and other income                              (940)           470
    General and administrative expenses                  (25,266)       (25,576)
                                                       ---------      ---------
                                                          77,556        125,264
                                                       =========      =========


Depreciation and Amortization
    Segments                                           $ 111,110      $  95,395
    Corporate and other                                      -0-            -0-
                                                       ---------      ---------
                                                         111,110         95,395
                                                       =========      =========


Assets:
    As of:                                  March 31, 2001     December 31, 2000
                                            --------------     -----------------

    Segments                                    $5,315,081            $5,093,605
    Corporate and other                          1,977,593             2,024,590
                                                ----------            ----------
                                                 7,292,674             7,118,195
                                                ==========            ==========

NOTE H:

On April 16, 2001, the combined financial statements of the parent of the General Partner and other affiliates were issued. The independent public accountant's report on such statements contained an explanatory paragraph relating to the ability of the combined entity to continue as a going concern. The combined entities have experienced losses in the periods presented and have a net capital deficiency. Certain entities in the combined financial statements have not made debt payments when due and various lenders have placed $10,520,000 of debt in default. Certain entities also need to pay or refinance a significant amount of debt coming due in the next twelve months. These factors raise substantial doubt about the ability of the combined entities, including the General Partner, to continue as a going concern.

Management of the combined entities has plans related to these matters, which include obtaining additional loans from shareholders, obtaining extensions from lenders or refinancing all debt through the completion of the transaction. In addition, if necessary, management believes it could sell properties to generate cash to pay debt. The Partnership does not believe that the affect of the ultimate outcome of the circumstances surrounding the combined entities will have a material adverse effect on its results of operations or financial position.

As discussed in Note E, Nooney Income Fund Ltd., L.P. has a receivable from the General Partner for costs incurred in the anticipation of the transaction. Nooney Income Fund Ltd., L.P. has obtained the guarantee of the major individual owner of the parent of the General Partner with respect to the repayment of those costs incurred at Decedmber 31, 2000 for the transaction if not consummated.

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

Liquidity and Capital Resources
-------------------------------

Cash on hand as of March 31, 2001 is $521,813, a decrease of $321,280 from year end December 31, 2000. The decrease in cash can primarily be attributed to the Registrant continuing to advance more than its proportionate share of the costs relating to the formation of the real estate investment trust currently being formed by affiliates of the general partner. To the extent that expenses advanced by the Registrant exceed its proportionate share, the Registrant will receive a credit for any excess portion in determining the shares in the real estate investment trust to be issued to partners in the Registrant. If the transaction is not consummated, the general partner of the Registrant will reimburse the Registrant for expenses incurred by the Registrant in connection with the transaction. During the first quarter, cash was used for payments on mortgage notes payable in the amount of $5,700 and capital additions were made in the amount of $17,438. The Registrant expects cash flow and cash on hand to adequately fund anticipated capital expenditures for the remainder of 2001. The anticipated capital expenditures are as follows:

                                       Leasing Capital  Other Capital   Total
                                       ---------------  -------------   -----

    Oak Grove Commons                     $ 40,131        $ 15,400    $ 55,531
    Leawood Fountain Plaza (76%)           192,428          28,652     221,080
                                          --------        --------    --------

                                          $232,559        $ 44,052    $276,611
                                          ========        ========    ========

The leasing capital at Oak Grove Commons and Leawood Fountain Plaza includes funds for tenant alterations and lease commissions for new and renewal tenants. At Oak Grove Commons, Other Capital includes the installation of new drainage tile. Other Capital at Leawood Fountain Plaza has been budgeted for the replacement of concrete curbs and sidewalks, as well as the replacement of exterior window frames at one of the buildings. The Registrant reviews cash reserves on a regular basis prior to beginning scheduled capital improvements. In the event there is not adequate funds, the capital improvement will be postponed until such funds are available.

Results of Operations by Property
---------------------------------

The results of operations for the Registrant's properties for the quarters ended March 31, 2001 and 2000 are detailed in the schedule below. Expenses and revenues of the Registrant are excluded.

                                                Oak Grove      Leawood Fountain
                                                 Commons          Plaza (76%)
                                                 -------          -----------

      2001
      ----
    Revenues                                     $219,844           $282,080
    Expenses                                      181,489            216,673
                                                 --------           --------

    Net Income                                   $ 38,355           $ 65,407
                                                 ========           ========

      2000
      ----
    Revenues                                     $252,218           $265,263
    Expenses                                      169,934            197,177
                                                 --------           --------

    Net Income                                   $ 82,284           $ 68,086
                                                 ========           ========

Revenues for the quarters ended March 31, 2001 and 2000 at Oak Grove Commons were $219,844 and $252,218, respectively. The decrease in revenues of $32,374 is primarily attributable to the 16% decrease in the occupancy level from that reflected in the same period of the prior year. Expenses at Oak Grove Commons increased $11,555 for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. The increase in expenses is primarily attributable to an increase in vacancy related expenses which is also directly attributable to the decreased occupancy level. These expenses have been incurred to prepare vacant suites for future tenants.

At Leawood Fountain Plaza, revenues increased $16,817 when comparing the quarter ended 2001 to 2000. The increase in revenue can primarily be attributed to an increase in cancellation fee revenue. The Registrant reached a mutual cancellation agreement with a former tenant and received fees for early termination of lease and future rent payable. Expenses increased $19,496 when comparing 2001 to 2000. The increase in expenses is primarily attributable to increases in depreciation and amortization ($19,064) and real estate tax expense ($10,456), partially offset by decreases in professional services ($2,684) and bad debt expense ($6,571). The increase in depreciation and amortization is primarily due to newly added assets since March 31, 2000. The increase in real estate tax expense can be directly attributable to an increase in the 2001 annual taxes due.

The occupancy levels at the Registrant's properties as of March 31, 2001, 2000, and 1999 are as follows:

                                               Occupancy levels as of March 31,
                                               --------------------------------

         Property                               2001          2000        1999
         --------                               ----          ----        ----

Oak Grove Commons                                84%          100%        97%
Leawood Fountain Plaza (76%)                     87%           93%        98%

Occupancy at Oak Grove Commons increased 3% to 84% during the first quarter of 2001. Leasing activity consisted of one new tenant occupying 4,550 square feet, one tenant renewing their lease for 3,308 square feet, and one tenant vacating 1,913 square feet. The Registrant has signed two new leases which will become effective April 1, 2001 and bring the property to a 93% occupied level. Oak Grove Commons has no tenant occupying more than 10% of the available space.

During the first quarter of 2001, occupancy at Leawood Fountain Plaza decreased 2% to 87%. Leasing activity consisted of two tenants renewing their leases for 3,014 square feet and one tenant vacating 2,081 square feet. The property has two major tenants, one of whom occupies 14% of the available space whose lease expires in October 2001 and a second major tenant who occupies 11% of the available space whose lease expires in July 2004.

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

Results of Consolidated Operations 2001
---------------------------------------

As of March 31, 2001, the Registrant's consolidated revenues were $500,984, a decrease of $16,967 when compared to the quarter ended March 31, 2000. This decrease in revenues can primarily be attributable to decreases in interest income ($5,211) and rental revenues ($43,868), partially offset by increases in escalation revenue ($9,722), real estate tax reimbursement revenue ($3,172), and cancellation fee revenue ($18,975). The decrease in rental revenue is attributable to the lower occupancy levels at both Oak Grove Commons and Leawood Fountain Plaza. The increased cancellation fees were received at Leawood Fountain Plaza, as mentioned in the property comparisons.

Consolidated expenses for the quarters ended March 31, 2001 and 2000 are $423,428 and $392,687, respectively. This resulted in an increase of $30,741 from that of prior year. The increase in expenses can primarily be attributed to increases in depreciation and amortization expense ($15,715), real estate tax expense ($10,012), utility expense ($1,506), snow removal ($4,189), insurance ($2,292), and other operating expenses ($15,917). These increases were partially offset by decreases in interest expense ($1,091), management fees ($7,322), repairs and maintenance related expenses ($5,006), professional services expense ($4,788), and cleaning expense ($1,078). The increases in both depreciation and amortization and real estate tax have been previously addressed in the Leawood Fountain Plaza property comparisons. The increase in other operating expenses is primarily due to the increase in vacancy expenses at Oak Grove Commons. The decrease in management fees is directly related to the decrease in revenues for the first quarter of 2001.

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

Consolidated expenses for the quarters ending March 31, 2000 and 1999 are $392,687 and $391,731 respectively. Although consolidated expenses only increased $956 when comparing the two three-month periods, the following fluctuation in expenses should be noted: increases in interest expense ($2,335), professional services ($7,157), cleaning expenses ($2,420), and payroll ($2,001), partially offset by decreases in depreciation and amortization ($5,803), snow removal ($4,352), and insurance ($3,087). The increase in professional services is due to space planning fees at Leawood Fountain Plaza.

Inflation
---------

The effects of inflation did not have a material impact upon the Registrant's operation in fiscal 2000 and are not expected to materially affect the Registrant's operation in 2001.


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


                                      NOONEY INCOME FUND LTD., L.P.


Dated:    May 15, 2001                By:    Nooney Income Investments, Inc.
                                             General Partner


                                      By:  /s/ Gregory J. Nooney, Jr.
                                      ------------------------------------------
                                             Gregory J. Nooney, Jr. - Director
                                             Chairman of the Board
                                             and Chief Executive Officer


                                      By:  /s/ Patricia A. Nooney
                                      ------------------------------------------
                                             Patricia A. Nooney - Director
                                             Senior Vice President and Secretary
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