Form 10-Q
period 2001-06-30
NOONEY INCOME FUND LTD LP
filed 2001-08-14
CIK 725266

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                    FORM 10-Q
(Mark One)
  X      QUARTERLY  REPORT  PURSUANT  TO SECTION 13  OR 15(d) OF  THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 2001
                               -------------------------------------------------

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
                                                   -----------------------------


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

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

PART I
Item 1 - Financial Statements:
-----------------------------

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                 BALANCE SHEETS
                                 --------------


                                                        June 30,
                                                          2001      December 31,
ASSETS:                                               (Unaudited)       2000
                                                      -----------   ------------

     Cash                                             $   273,488    $   843,093
     Accounts receivable                                  114,203        115,445
     Prepaid expenses and deposits                         36,445         14,192
     A/R - Affiliates                                   1,699,541        847,900
     Investment property, at cost:
         Land and improvements                          1,946,169      1,946,169
         Buildings                                      8,697,112      8,663,925
                                                      -----------    -----------
                                                       10,643,281     10,610,094
         Less accumulated depreciation                  5,607,311      5,432,883
                                                      -----------    -----------
                                                        5,035,970      5,177,211
     Deferred expenses - at amortized cost                115,185        120,354
                                                      -----------    -----------
                                                      $ 7,274,832    $ 7,118,195
                                                      ===========    ===========

LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
     Accounts payable and accrued expenses            $    34,892    $    66,423
     Accrued real estate taxes                            205,680        204,549
     Mortgage notes payable                             1,093,896      1,103,395
     Refundable tenant deposits                           146,064        131,287
                                                      -----------    -----------
                                                        1,480,532      1,505,654

Partners' equity                                        5,794,300      5,612,541
                                                      -----------    -----------
                                                      $ 7,274,832    $ 7,118,195
                                                      ===========    ===========


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                  ---------------------------------------------

                                   (UNAUDITED)
                                   -----------

                                    Three Months Ended      Six Months Ended
                                   June 30,    June 30,    June 30,    June 30,
                                     2001        2000        2001        2000
                                     ----        ----        ----        ----
REVENUES:
     Rental and other income      $  504,984  $  529,049  $1,000,401  $1,036,222
     Interest                          1,171       9,166       6,738      19,943
                                  ----------  ----------  ----------  ----------
                                     506,155     538,215   1,007,139   1,056,165

EXPENSES:
     Interest                         20,557      26,641      45,129      52,304
     Depreciation and amortization    93,836     108,064     204,947     203,459
     Real estate taxes                74,116      73,980     146,535     136,387
     Property management fees paid
         to American Spectrum
         Midwest                      23,865      32,019      47,491      62,967
     Reimbursement to American
         Spectrum Midwest for
         partnership management
         services and  indirect
         expenses                      6,250       6,250      12,500      12,500
     Repairs & maintenance            46,062      29,347      64,899      53,922
     Professional services            17,622      25,506      39,656      52,288
     Utilities                        26,482      29,512      55,984      58,780
     Cleaning                         13,764      18,820      27,201      33,335
     Payroll                          15,478      17,474      34,625      36,226
     Insurance                        12,859       9,218      24,826      18,892
     Parking lot/landscaping          11,769      15,605      23,664      23,380
     Office general                    4,635       5,310       9,285      12,324
     Vacancy expense                  23,086         716      43,334       3,257
     Other operating expenses         11,571      12,036      45,304      43,163
                                  ----------  ----------  ----------  ----------

                                     401,952     410,498     825,380     803,184
                                  ----------  ----------  ----------  ----------

NET INCOME                        $  104,203  $  127,717  $  181,759  $  252,981
                                  ==========  ==========  ==========  ==========
NET INCOME PER LIMITED
     PARTNERSHIP UNIT             $     5.72  $     7.05  $     9.72  $    14.03
                                  ==========  ==========  ==========  ==========

PARTNERS' EQUITY:
     Beginning of period          $5,690,097  $5,462,374  $5,612,541  $5,337,110
        Net income                   104,203     127,717     181,759     252,981
                                  ----------  ----------  ----------  ----------

     End of period                $5,794,300  $5,590,091  $5,794,300  $5,590,091
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
                                   -----------


                                                          Six Months Ended
                                                        June 30,      June 30,
                                                          2001          2000
                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                        $   181,759   $   252,981
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                      204,947       203,459

    Changes in assets and liabilities:
       Decrease (increase) in accounts receivable           1,242       (34,255)
       Increase in prepaid expenses                       (22,253)       (8,114)
       Increase in A/R-Affiliates                        (851,641)         --
       Increase in deferred expenses                      (25,350)      (38,323)
       (Decrease) increase in accounts payable            (31,531)        4,889
       Increase (decrease) in accrued real estate
         taxes                                              1,131          (889)
       Increase (decrease) in refundable tenant
         deposits                                          14,777        (1,786)
                                                      -----------   -----------

           Total adjustments                             (708,678)      124,981
                                                      -----------   -----------

       Net cash (used in) provided by operating
         activities                                      (526,919)      377,962
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
    Net additions to investment property                  (33,187)     (113,891)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES -
    Payments on mortgage notes payable                     (9,499)      (11,399)
                                                      -----------   -----------

NET DECREASE IN CASH                                     (569,605)      252,672
                                                      -----------   -----------

CASH
    Beginning of period                                   843,093     1,237,294
                                                      -----------   -----------

CASH
    End of period                                         273,488     1,489,966
                                                      ===========   ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid during period for interest    $    45,129   $    52,304


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY INCOME FUND LTD., L.P.
                          -----------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------

                THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                -------------------------------------------------

NOTE A:

Refer to the Registrant's financial statements for the fiscal year ended December 31, 2000 which are contained in the Registrant's Annual report on Form 10-K, for a description of the accounting policies which have been continued without change except as noted below. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below.

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund., L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibilities of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2001 and for all periods presented have been made. The results of operations for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by American Spectrum Midwest (formerly Nooney, Inc.), a wholly-owned subsidiary of CGS Real Estate Company. Nooney Income Investments, Inc., a general partner, is a wholly-owned subsidiary of S-P Properties, Inc. S-P Properties, Inc is a wholly-owned subsidiary of CGS Real Estate Company.

NOTE D:

The earnings per limited partnership unit for the three and six month periods ended June 30, 2001 and 2000 were computed on 15,180 units, the number of units outstanding during the periods.

NOTE E:

CGS Real Estate Company, Inc. ("CGS"), an affiliate of the corporate general partner of the Registrant, is in the final process of developing a plan pursuant to which the properties owned by the Registrant would be combined with the properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers, and residential apartment properties. It is expected that the acquiror, American Spectrum Realty, Inc. ("ASR"), would in the future qualify as a real estate investment trust. Limited partners would receive shares of common stock in ASR which would be listed on a national securities exchange.

The Registrant's participation in this plan will require the consent of its limited partners. ASR filed a registration statement on Form S-4 August 14, 2000 relating to the solicitation of consents with the SEC. The registration statement was amended November 13, 2000, February 14, 2001, April 24, 2001, June 26, 2001, and August 7, 2001. The plan and the benefits and risks thereof will be described in detail in the final prospectus/consent solicitation statement included in the registration statement filed under the Securities Act of 1933 at the time it is declared effective by the Securities and Exchange Commission. Following effectiveness, solicitation materials will be provided to limited partners in connection with the solicitation of the consent of the limited partners. There can be no assurances that the plan described above will be consummated.

The Partnership has paid a total of $1,699,541 in expenses relating to the impending transaction. These costs, which represent more than the Registrant's proportionate share, primarily relate to professional fees and are recorded as Accounts receivable affiliates. When the transaction is finalized, the Partnership will be compensated with additional stock. If the transaction is terminated, the Partnership will be reimbursed by CGS for all costs incurred.

NOTE F:

The Registrant has no items of other comprehensive income, accordingly, net income and other comprehensive income are the same.

NOTE G:

The Partnership has two reportable operating segments: Leawood Fountain Plaza and Oak Grove Commons. The Registrant has a 100% ownership in Oak Grove Commons and a 76% ownership in Leawood Fountain Plaza. The remaining 24% interest is owned by Nooney Income Fund Ltd. II, L.P., an affiliate of the Registrant, as the other tenant in common. The Partnership's management evaluated performance of each segment based on profit or loss from operations including the allocation of property writedowns, general and administrative expenses, unusual and extraordinary items, and interest.


                                   Three Months Ended        Six Months Ended
                                          June 30,                June 30,
                                     2001        2000        2001         2000
                                     ----        ----        ----         ----
Revenues:
    Leawood Fountain Plaza (76%)  $  268,717     275,201  $  550,797  $  540,463
    Oak Grove Commons                235,447     261,748     455,291     513,966
                                  ----------  ----------  ----------  ----------
                                     504,164     536,949   1,006,088   1,054,429
                                  ==========  ==========  ==========  ==========

Operating Profit:
    Leawood Fountain
    Plaza (76%)                   $   82,149  $   61,164  $  147,556  $  129,250
    Oak Grove Commons                 42,722      98,412      81,077     180,696
                                  ----------  ----------  ----------  ----------
                                     124,871     159,576     228,633     309,946
                                  ==========  ==========  ==========  ==========

Capital Expenditures:
    Leawood Fountain Plaza (76%)  $   11,917  $  102,834  $   16,477  $  105,645
    Oak Grove Commons                  3,832       5,404      16,710       8,246
                                  ----------  ----------  ----------  ----------
                                      15,749     108,238      33,187     113,891
                                  ==========  ==========  ==========  ==========

Depreciation and Amortization:
    Leawood Fountain Plaza (76%)  $   47,856  $   48,849  $  113,704  $   95,632
    Oak Grove Commons                 45,980      59,215      91,243     107,827
                                  ----------  ----------  ----------  ----------
                                      93,836     108,064     204,947     203,459
                                  ==========  ==========  ==========  ==========

Assets:
                                           June 30, 2001       December 31, 2000
                                           -------------       -----------------

    Leawood Fountain Plaza (76%)             $ 1,035,103             $   898,044
    Oak Grove Commons                          4,287,812               4,195,561
                                             -----------             -----------
                                               5,322,915               5,093,605
                                             ===========             ===========

Reconciliation of segment data to the Partnership's consolidated data is as follows:

                                Three Months Ended         Six Months Ended
                                      June 30,                  June 30,
                                 2001         2000         2001         2000
                                 ----         ----         ----         ----
Revenues:
    Segments                  $  504,164   $  536,949   $1,006,088   $1,054,429
    Corporate and other            1,991        1,266        1,051        1,736
                              ----------   ----------   ----------   ----------
                                 506,155      538,215    1,007,139    1,056,165
                              ==========   ==========   ==========   ==========


Net Income:
    Segments                  $  124,871   $  159,576   $  228,633   $  309,946
    Corporate and other
      income                       1,991        1,266        1,051        1,737
    General and admin
      expenses                   (22,659)     (33,125)     (47,925)     (58,702)
                              ----------   ----------   ----------   ----------
    Net income                   104,203      127,717      181,759      252,981
                              ==========   ==========   ==========   ==========

Depreciation and Amortization
    Segments                  $   93,836   $  108,064   $  204,947   $  203,459
    Corporate and other                0            0            0            0
                              ----------   ----------   ----------   ----------
                                  93,836      108,064      204,947      203,459
                              ==========   ==========   ==========   ==========

Assets:
                                        June 30, 2001         December 31, 2000
                                        -------------         -----------------

    Segments                              $ 5,322,915               $ 5,093,605
    Corporate and other                     1,951,917                 2,024,590
                                          -----------               -----------
                                            7,274,832                 7,118,195
                                          ===========               ===========

NOTE H:

On April 16, 2001, the combined financial statements of the parent of the general partner and other affiliates (the Company) were issued. The independent public accountants report on such statements contained an explanatory paragraph relating to the ability of the Company to continue as a going concern. The Company experienced losses in the periods presented and has a net capital deficiency. Certain entities in the combined financial statements have not made debt payments when due and various lenders placed $10,520,000 of debt in default. Certain entities also needed to pay or refinance a significant amount of debt coming due in the next twelve months. These factors raise substantial doubt about the ability of the combined entities, including the general partner, to continue as a going concern.

Management of the Company has plans related to these matters, which include, in addition to those items discussed above, obtaining additional loans from shareholders, obtaining extensions from lenders or refinancing all debts through the completion of the transaction discussed in Note E. In addition, if necessary, management believes it could sell properties to generate cash to pay debt. The Registrant does not believe that the effect of the ultimate outcome of the circumstances surrounding the Company will have a material adverse effect on its results of operations or financial position.

As discussed in Note E, the Registrant has a receivable from the general partner for costs incurred in anticipation of the transaction. The Registrant has obtained the guarantee of the major individual owner of the parent of the general partner with respect to the repayment of these costs if the transaction is not consummated.

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

Liquidity and Capital Resources
-------------------------------

Cash on hand as of June 30, 2001 is $273,488, a decrease of $569,605 from the year ended December 31, 2000. The decrease in cash can primarily be attributed to the Registrant continuing to advance more than its proportionate share of the costs relating to the formation of the real estate investment trust currently being formed by affiliates of the general partner. To the extent that expenses advanced by the Registrant exceed its proportionate share, the Registrant will receive a credit for any excess portion in determining the shares in the real estate investment trust to be issued to partners in the Registrant. If the transaction is not consummated, the general partner of the Registrant will reimburse the Registrant for expenses incurred by the Registrant in connection with the transaction. For the six month period ended June 30, 2001, cash was used for tenant improvements in the amount of $33,187 and payments on mortgage notes payable were made in the amount of $9,499. The Registrant expects the properties to adequately fund anticipated capital expenditures for the remainder of 2001. The anticipated capital expenditures are as follows:

                                         Other Capital  Leasing Capital  Total
                                         -------------  ---------------  -----

     Oak Grove Commons                     $ 15,400        $ 36,299    $ 51,699
     Leawood Fountain Plaza (76%)            28,652         167,220     195,872
                                           --------        --------    --------
                                           $ 44,052        $203,519    $247,571
                                           ========        ========    ========

Oak Grove Commons and Leawood Fountain Plaza's leasing capital includes funds for tenant alterations and lease commissions for new and renewal leases. Other capital expenditures at Oak Grove Commons include the installation of new drainage tile. Other capital at Leawood Fountain Plaza includes the replacement of concrete curbs and sidewalks, and the replacement of exterior window frames. The Registrant reviews cash reserves on a regular basis, prior to beginning scheduled capital improvements. In the event there are not adequate funds, the capital improvements will be postponed until such funds are available.

Results of Property Operations
------------------------------

The results of operations for the Registrant's properties for the quarters ended June 30, 2001 and 2000 are detailed in the schedule below. Expenses and revenues of the Registrant are excluded.

                                 Oak Grove Commons  Leawood Fountain Plaza (76%)
                                 -----------------  ----------------------------

     Second Quarter 2001
     -------------------
             Revenues                $235,447                $268,717
             Expenses                 192,725                 186,568
                                     --------                --------
             Net Income              $ 42,722                $ 82,149
                                     ========                ========

     Second Quarter 2000
     -------------------
             Revenues                $261,748                $275,201
             Expenses                 163,336                 214,037
                                     --------                --------
             Net Income              $ 98,412                $ 61,164
                                     ========                ========

For the quarter ended June 30, 2001 and 2000, Oak Grove Commons had net income of $42,722 and $98,412 respectively. This represents a decrease in net income of $55,690. Revenues decreased $26,301 when comparing the two quarters, primarily due to decreases in base rental revenue ($9,055), and termination fee revenue ($15,400). The decrease in rental revenue is due to a lower occupancy level than that of prior year. The decreased termination fee revenue can be attributed to fees received from the early lease vacate of a former tenant at the property in 2000 only. Expenses at Oak Grove Commons were $192,725 for the quarter ended June 30, 2001 and $163,336 for the quarter ended June 30, 2000. The increase in expenses of $29,389 can primarily be attributable to increases in fire protection related expenses ($26,252) and vacancy related expenses ($22,370), partially offset by decreases in interest expense ($6,084), and depreciation/amortization ($13,235). The increase in fire protection can be attributed to work necessary as a result of an inspection performed at the property. The increase in vacancy expenses is directly related to the lower occupancy level reflected at the property in 2001. The decrease in depreciation and amortization is a result of fully amortized assets.

At Leawood Fountain Plaza, net income increased from $61,164 for the quarter ended June 30, 2000 to $82,149 for the quarter ended June 30, 2001. This represents an increase in net income of $20,985. Revenues decreased $6,484 primarily due to a decrease in base rental revenue ($21,030), partially offset by an increase in escalation revenue ($14,045). The decrease in rental revenues can be attributed to the lower occupancy level than that of prior year. The increase in escalation revenue can primarily be attributed to increases in certain tenants' pro-rata share and updated base years. Expenses for the quarter ended June 30, 2000 were $214,037 and expenses for the quarter ended June 30, 2001 were $186,568 representing a decrease in expenses of $27,469. This decrease in expenses is primarily due to a decrease in bad debt expense due to a lower amount of tenant receivables being considered uncollectable than in 2000.

The occupancy levels at the Registrant's properties as of June 30, 2001, 2000, and 1999 are as follows:

                                          Occupancy levels as of June 30,
                                          -------------------------------
         Property                  2001                 2000               1999
         --------                  ----                 ----               ----

Oak Grove Commons                   92%                  98%                97%
Leawood Fountain Plaza (76%)        88%                  98%                98%

Occupancy at Oak Grove Commons increased 6% during the second quarter to 92%. Leasing activity consisted of two new tenants signing leases for 11,896 square feet and one tenant renewing their lease for 2,619 square feet. Oak Grove Commons has no tenant occupying more than 10% of the available space.

During the second quarter of 2001, leasing activity at Leawood Fountain Plaza consisted of the Registrant signing one new lease with a tenant for 3,036 square feet, and one tenant vacating 1,873 square feet. The property has two major tenants occupying 14% and 11% of the available space on leases which expire in October 2001 and July 2004, respectively.

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

2001 Comparison
---------------

At June 30, 2001, the Registrant's consolidated revenues for the quarter ended and six month period ended are $506,155 and $1,007,139, respectively. Revenues decreased $32,060 and $49,026 when compared to the quarter and six month period ended June 30, 2000. The decrease in revenues can be primarily attributable to decreases in base rental and termination fee revenue at Oak Grove and base rental revenue at Leawood. Both of the Registrant's properties are reflecting a lower occupancy level than that reflected at June 30, 2000.

Consolidated expenses for the quarter ending June 30, 2001 and the quarter ended June 30, 2000 are $401,952 and $410,498, respectively. For the six month period ended June 30, 2001 and the six month period ended June 30, 2000, consolidated expenses are $825,380 and $803,184, respectively. The decrease in expenses for the three month period of $8,546 can primarily be attributable to decreases reflected in interest expense ($6,084), depreciation and amortization ($14,228), management fees ($8,154), professional services ($7,884), utilities ($3,030), cleaning expense ($5,056), and parking lot/landscaping related expenses ($3,836). These decreases were partially offset by an increase in repairs and maintenance related expenses ($16,715), and vacancy related expenses ($22,370). The decrease in depreciation and amortization can be attributed to fully amortized assets from that at June 30, 2000. The increase in repairs and maintenance expense is due to expenses related to fire protection improvements at Oak Grove as a result of an inspection, as mentioned in the property comparisons. The increase in vacancy expenses is primarily due to the lower occupancy level at Oak Grove as also previously addressed. The increase in expenses of $22,196 for the six month period can be attributed to increases in real estate tax expense ($10,148), repairs and maintenance related expenses ($10,977), insurance ($5,934), vacancy related expenses ($40,077), and other operating expenses ($2,141). These increases were partially offset by decreases in interest expense ($7,175), management fees ($15,476), professional services ($12,632), utilities ($2,796), cleaning expenses ($6,134), and office related expenses ($3,039). The increase in real estate tax expense is due to tax appeal fees paid during the first quarter of 2001 for Leawood Fountain Plaza. The increase in vacancy related expenses is due to the lower occupancy level at both of the Registrant's properties in 2001. The decrease in management fee expense is directly related to the decrease in revenue.

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


                                          NOONEY INCOME FUND LTD., L.P.

Dated:    August 14, 2001                 By:    Nooney Income Investments, Inc.
          ---------------                        General Partner

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